Form 10-Q
period 1995-07-01
NUTRAMAX PRODUCTS INC /DE/
filed 1995-08-14
CIK 818467

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       ---------------------------------

                                   FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended: July 1, 1995    Commission File Number: 0-18671

                            NUTRAMAX PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                             061200464
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)               Identification No.)

     9 Blackburn Drive, Gloucester, Massachusetts      01930
     (Address of principal executive offices)        (Zip Code)

     Registrant's telephone number, including area code:  (508) 283-1800

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

As of August 4, 1995 there were 8,519,832 shares of Common Stock, par value $.001 per share, outstanding.

                    NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES

                       Thirteen Weeks Ended July 1, 1995

PART I.  FINANCIAL INFORMATION:

  Item 1.  Financial Statements.

     Condensed Consolidated Statements of Operations -
       Thirteen Weeks and Thirty-Nine Weeks ended July 1, 1995
       and July 2, 1994 (Unaudited)                                              4

     Condensed Consolidated Balance Sheets -
       July 1, 1995 (Unaudited) and October 1, 1994                              5

     Condensed Consolidated Statements of Cash Flows -
       Thirty-Nine Weeks ended July 1, 1995 and July 2, 1994                     6

     Notes to Condensed Consolidated Financial Statements (Unaudited)          7-8

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations.                     9-10

PART II.  OTHER INFORMATION

  Item 5.  Other Information                                                    11

  Item 6.  Exhibits and Reports on Form 8-K                                     11


                    NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES

                       Thirteen Weeks Ended July 1, 1995

                         PART I. FINANCIAL INFORMATION

                         Item 1. Financial Statements.

                    NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                               Thirteen Weeks Ended        Thirty-Nine Weeks Ended
                                            --------------------------     -------------------------
                                               July 1,        July 2,        July 1,        July 2,
                                                1995           1994           1995           1994
                                            -----------    -----------    -----------    -----------
Net sales                                   $15,184,000    $15,399,000    $45,362,000    $40,577,000

Cost of sales                                11,321,000     10,591,000     32,618,000     27,881,000
                                            -----------    -----------    -----------    -----------
Gross profit                                  3,863,000      4,808,000     12,744,000     12,696,000

Selling, general & administrative expenses    2,158,000      2,450,000      6,554,000      6,948,000
                                            -----------    -----------    -----------    -----------
Operating income                              1,705,000      2,358,000      6,190,000      5,748,000

Other credits (charges):
     Interest expense                          (364,000)      (302,000)    (1,105,000)      (634,000)
     Other                                       60,000          8,000        288,000         52,000
                                            -----------    -----------    -----------    -----------
Income before income tax expense              1,401,000      2,064,000      5,373,000      5,166,000

Income tax expense                              544,000        879,000      2,167,000      2,209,000
                                            -----------    -----------    -----------    -----------
Net income                                  $   857,000    $ 1,185,000    $ 3,206,000    $ 2,957,000
                                            ===========    ===========    ===========    ===========
Earnings per share                          $       .10    $       .14    $       .38    $       .35
                                            ===========    ===========    ===========    ===========
Weighted average shares outstanding           8,520,000      8,506,000      8,520,000      8,467,000
                                            ===========    ===========    ===========    ===========

           See notes to condensed consolidated financial statements.

                    NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                           July 1,        October 1,
                                                            1995            1994
                                                        -----------      -----------
                                                        (Unaudited)      (See Note)
                                     ASSETS

Current assets:
     Cash                                              $   147,000      $   376,000
     Accounts receivable, net                            7,798,000        8,074,000
     Inventories                                        12,634,000       11,238,000
     Deferred income taxes                                 645,000        1,050,000
     Prepaid expenses and other                            253,000          729,000
                                                       -----------      -----------
               Total current assets                     21,477,000       21,467,000

Property, plant and equipment, net                      23,327,000       22,499,000
Goodwill, net                                           14,122,000       14,541,000
Other assets                                             1,916,000        1,943,000
                                                       -----------      -----------
                                                       $60,842,000      $60,450,000
                                                       ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                  $ 3,492,000      $ 4,865,000
     Accrued payroll and related taxes                     462,000          608,000
     Accrued expenses - other                              865,000        1,378,000
     Current maturities of long-term debt                1,904,000        1,444,000
                                                       -----------      -----------
               Total current liabilities                 6,723,000        8,295,000

Long-term debt, less current maturities                 14,758,000       16,183,000
Deferred income taxes and other liabilities              1,398,000        1,215,000

Stockholders' equity                                    37,963,000       34,757,000
                                                       -----------      -----------
                                                       $60,842,000      $60,450,000
                                                       ===========      ===========

Note: The balance sheet at October 1, 1994 has been condensed from the audited financial statements at that date.

           See notes to condensed consolidated financial statements.

                    NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                  Thirty-Nine Weeks Ended
                                                                 --------------------------
                                                                    July 1,        July 2,
                                                                     1995           1994
                                                                 -----------    -----------
Cash flows from operating activities:
     Net income                                                  $ 3,206,000    $ 2,957,000
     Adjustments to reconcile net income to net cash
       provided by operating activities                            3,199,000      2,968,000
     Increase (decrease), net of effect from acquisition:
          Accounts receivable                                        350,000         73,000
          Inventories                                             (1,396,000)    (3,464,000)
          Prepaid expenses and other                                 444,000        612,000
          Accounts payable                                        (1,373,000)       309,000
          Accrued payroll and related taxes                         (146,000)       145,000
          Accrued expenses - other                                  (424,000)     1,478,000
                                                                 -----------    -----------
Net cash provided by operating activities                          3,860,000      5,078,000

Cash flows from investing activities:
     Acquisition of Powers, net of cash acquired                          --    (13,423,000)
     Purchases of property and equipment                          (2,818,000)    (2,956,000)
     Other                                                          (306,000)       193,000
                                                                 -----------    -----------
Net cash used in investing activities                             (3,124,000)   (16,186,000)

Cash flows from financing activities:
     Borrowings                                                           --     19,165,000
     Debt repayments                                                (965,000)    (8,795,000)
     Proceeds from exercise of stock options                              --        177,000
                                                                 -----------    -----------
Net cash provided by (used in) financing activities                 (965,000)    10,547,000
                                                                 -----------    -----------

Net decrease in cash                                                (229,000)      (561,000)

Cash:
     Beginning of period                                             376,000      1,399,000
                                                                 -----------    -----------
     End of period                                               $   147,000    $   838,000
                                                                 ===========    ===========
Supplemental disclosure of cash flow information:
     Income taxes paid                                           $ 1,786,000    $   916,000
                                                                 ===========    ===========
     Interest paid                                               $ 1,041,000    $   510,000
                                                                 ===========    ===========

Supplemental disclosure of non-cash financing activities:
     Plant and equipment financed with debt and capital leases   $        --    $   794,000
                                                                 ===========    ===========
     Issuance of stock - non-cash compensation                   $        --    $   318,000
                                                                 ===========    ===========


           See notes to condensed consolidated financial statements.

                    NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note A -  Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of July 1, 1995, the condensed consolidated statements of operations for the thirteen and thirty-nine weeks ended July 1, 1995 and July 2, 1994, and the condensed consolidated statements of cash flows for the thirty-nine weeks then ended have been prepared by the Company without audit. In the opinion of the Company, all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at July 1, 1995, and for all periods presented, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's October 1, 1994 Annual Report on Form 10-K. The results of operations for the period ended July 1, 1995 are not necessarily indicative of the operating results for the full year.

Note B - Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market.


                                                July 1,       October 1,
                                                 1995           1994
                                             -----------   ------------
Raw materials                                $ 6,364,000    $ 4,799,000
Finished goods                                 5,292,000      5,600,000
Work-in-process                                  466,000        355,000
Machine parts and factory supplies               512,000        484,000
                                             -----------    -----------
                                             $12,634,000    $11,238,000
                                             ===========    ===========


Note C - Long-Term Debt

In December 1994, the Company converted its $20,000,000 credit facility into an $8,000,000 revolving credit facility, two term loans aggregating $9,000,000 and a mortgage loan of $1,000,000, all of which are secured by substantially all of the Company's assets. The revolving credit facility bears interest at prime and/or, at the Company's option, LIBOR plus 2%, and expires in January 1997. At July 1, 1995, $6,850,000 was outstanding under the revolving credit facility. The amount of available credit fluctuates with the amount of eligible accounts receivable and inventory. Based upon management's analysis, $909,000 of credit was available at July 1, 1995. The term loans bear interest at prime plus .5% and/or, at the Company's option, LIBOR plus 2.5%, and are payable in twenty quarterly principal installments of $450,000. The mortgage bears interest at prime plus .5% and/or, at the Company's option, LIBOR plus 2.5%, and is payable in nineteen quarterly principal installments of $17,000, with a final payment of approximately $680,000 in February 2000.

                    NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note D - Special Committee

MEDIQ Incorporated ("MEDIQ"), a 47% owner of the Company, has formed a Special Committee of its Board of Directors for the purposes of exploring alternative ways to maximize MEDIQ's shareholder value, which could include the disposition of its holdings in the Company. In connection with MEDIQ's action, the Company has formed a Special Committee of its Board of Directors to explore strategic alternatives for the Company. The Committee has retained Wasserstein Perella & Co. as financial advisors.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion addresses the financial condition of the Company as of July 1, 1995 and its results of operations for the thirteen and thirty-nine week periods then ended, compared with the same periods last year. This discussion should be read in conjunction with the Management's Discussion and Analysis section included in the Company's Annual Report on Form 10-K for the year ended October 1, 1994 (pages 8-10) to which the reader is directed for additional information.

Results of Operations

     The Company acquired all of the outstanding common stock of Certified Corp., parent of Powers Pharmaceutical Corporation ("Powers"), in December 1993. The results of operations of Powers are included in the Company's Condensed Consolidated Statement of Operations from the date of acquisition.

     The following table sets forth, for all periods indicated, the percentage relationship that items in the Company's Condensed Consolidated Statements of Operations bear to net sales.

                                                  Thirteen Weeks Ended    Thirty-Nine Weeks Ended
                                                  --------------------    -----------------------
                                                  July 1,        July 2,   July 1,        July 2,
                                                   1995           1994      1995           1994
                                                   ------        ------    -------        -------
     Net sales                                      100%           100%       100%          100%
     Cost of sales                                   75             69         72            69
                                                    ---            ---        ---           ---
     Gross profit                                    25             31         28            31
     Selling, general and administrative expenses    14             16         14            17
                                                    ---            ---        ---           ---
     Operating income                                11             15         14            14
     Other credits (charges)                         (2)            (2)        (2)           (1)
                                                    ---            ---        ---           ---
     Income before income tax expense                 9             13         12            13
     Income tax expense                               4              6          5             6
                                                    ---            ---        ---           ---
     Net income                                       5%             7%         7%            7%
                                                    ===            ===        ===           ===


Thirteen Weeks Ended July 1, 1995 Compared with Thirteen Weeks
Ended July 2, 1994

     Net sales for 1995 were $15,184,000, as compared to $15,399,000 for the prior year quarter. The decrease in net sales was primarily attributable to continued softness in Cough/Cold product sales resulting from the mild winter, coupled with the time needed for retailers to sell down inventories. This decrease was partially offset by increased sales in Feminine Hygiene and Personal Care products as a result of increased volume with existing customers and an expanded customer base.

     Gross profit for 1995 was 25% of net sales, as compared to 31% for the prior year quarter. The decrease in gross profit as a percentage of net sales reflects the impact of competitive pressure relating to the Company's Feminine Hygiene and Personal Care products, lower production levels for Cough/Cold products and changes in product mix.

     Selling, general and administrative expenses for 1995 were $2,158,000, or 14% of net sales, as compared to $2,450,000, or 16% of net sales for the prior year quarter. The decrease was primarily attributable to non-recurring expenses incurred in the prior year quarter.

     Interest expense for 1995 was $364,000, as compared to $302,000 in the prior year quarter. This increase was primarily attributable to increases in interest rates.

Thirty-Nine Weeks Ended July 1, 1995 Compared with Thirty-Nine Weeks Ended July 2, 1994

     Net sales for 1995 were $45,362,000, an increase of $4,785,000, or 12%, over net sales of $40,577,000 in the prior year period. The increase in net sales was primarily attributable to sales of Cough/Cold products resulting from the acquisition of Powers in December 1993 in addition to increased volume in all other product categories.

     Gross profit for 1995 was 28% of net sales, as compared to 31% for the prior year period. The decrease in gross profit as a percentage of net sales reflects the impact of continued competitive pressure relating to the Company's Feminine Hygiene and Personal Care products, lower production levels for Cough/Cold products and changes in product mix.

     Selling, general and administrative expenses for 1995 were $6,554,000 or 14% of net sales, as compared to $6,948,000, or 17% of net sales in the prior year period. The decrease was primarily attributable to non-recurring expenses incurred in the prior year period. As a percentage of net sales, selling, general and administrative expenses decreased in the current period as a result of moderately decreased costs allocated over increased sales volume.

     Interest expense for 1995 was $1,105,000, as compared to $634,000 in the prior year period. This increase was primarily attributable to debt incurred in connection with the acquisition of Powers and increases in interest rates.

Liquidity and Capital Resources

     The Company's working capital increased to $14,754,000, as compared to working capital of $13,172,000 as of October 1, 1994. Net cash provided by operating activities decreased to $3,860,000 for the thirty-nine weeks ended July 1, 1995, as compared to $5,078,000 in the prior year period. This decrease was primarily attributable to fluctuations in certain current liabilities and prepaid income taxes, partially offset by improved operating results and lower inventory purchases.

     Net cash used in investing activities for 1995 consisted primarily of capital expenditures of $2,818,000 for additional capacity. The Company anticipates capital expenditures of approximately $1,000,000 during the remainder of 1995, primarily for additional capacity.

     Net cash used in financing activities for 1995 consisted of debt repayments of $965,000.

     In December 1994, the Company converted its $20,000,000 credit facility into an $8,000,000 revolving credit facility, two term loans aggregating $9,000,000 and a mortgage of $1,000,000, all of which are secured by substantially all of the Company's assets. The revolving credit facility bears interest at prime and/or, at the Company's option, LIBOR plus 2%, and expires in January 1997. At July 1, 1995, $6,850,000 was outstanding under this facility. The amount of available credit fluctuates based upon the amount of eligible accounts receivable and inventory. Based upon management's analysis, $909,000 of credit was available at July 1, 1995. The term loans bear interest at prime plus
 .5% and/or, at the Company's option, LIBOR plus 2.5%, and are payable in twenty quarterly principal installments of $450,000. The mortgage bears interest at prime plus .5% and/or, at the Company's option, LIBOR plus 2.5%, and is payable in nineteen quarterly principal installments of $17,000, with a final payment of approximately $680,000 in February 2000.

     The Company believes that its existing working capital and anticipated funds to be generated from future operations will be sufficient to meet the Company's operating and capital needs. Depending upon future growth of the business, additional financing may be required.

PART II.  OTHER INFORMATION

Item 5.   Other Information

     MEDIQ Incorporated ("MEDIQ"), a 47% owner of the Company, has formed a Special Committee of its Board of Directors for the purposes of exploring alternative ways to maximize MEDIQ's shareholder value, which could include the disposition of its holdings in the Company. In connection with MEDIQ's action, the Company has formed a Special Committee of its Board of Directors to explore strategic alternatives for the Company. The Committee has retained Wasserstein Perella & Co. as financial advisors.

Item 6.    Exhibits and Reports on Form 8-K

           (a) Exhibits:

                 Exhibit 27 -- Financial Data Schedule appears on page 13.

           (b) Reports on Form 8-K

                 No reports on Form 8-K were filed in the quarter ended July 1, 1995.

                    NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES
                       Thirteen Weeks Ended July 1, 1995

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NutraMax Products, Inc.
                                     -------------------------------
                                          (Registrant)

August 14, 1995
---------------
    (Date)                            /s/ Robert F. Burns
                                      ------------------------------
                                      Robert F. Burns
                                      Vice President and
                                      Chief Financial Officer