Form 10-K
period 1995-09-30
NUTRAMAX PRODUCTS INC /DE/
filed 1995-12-19
CIK 818467

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       ---------------------------------

                                   FORM 10-K


        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the fiscal year ended:  September 30, 1995            Commission File
                                                          Number: 0-18671


                            NUTRAMAX PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                        061200464
(State or other jurisdiction of                       (I.R.S.Employer
incorporation or organization)                      Identification No.)

9 Blackburn Drive, Gloucester, Massachusetts         01930
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code:  (508) 283-1800

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value
                                                            $.001 per share


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X     No
                                             --     --

The aggregate market value of the registrant's voting stock held by nonaffiliates (based upon the closing price of $9.50) on December 1, 1995 was approximately $36,700,000. As of December 1, 1995, there were 8,519,952 shares of Common Stock, par value $.001 per share, outstanding.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this Form 10-K.    X
                                                            ---


                      Documents Incorporated by Reference


Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held in 1996 are incorporated by reference into Part III. The Index to Exhibits begins on page 25.

                                     PART I

ITEM 1.  BUSINESS

General


  NutraMax Products, Inc. (the "Company") is a private label health and personal care products company. The Company's strategy is to offer a line of quality products equivalent to national brands at lower cost to consumers while providing greater profit potential to retailers than the national brands. National brands dominate health and personal care product categories. However, in recent years private label products have captured increased market share by appealing to value conscious consumers seeking lower cost products of comparable quality. The Company received the 1993 Retail Excellence Award as the Private Label Company of the Year, with the selection based on a survey conducted by a major trade journal.

   The Company was incorporated on April 20, 1987 under the laws of the State of Delaware.

Products

   Feminine Needs -- The Company manufactures disposable douches for sale under its value brands Sweet*n FreshR and Sweet LoveR and on a private label basis. As a result of the growth of the Company's other product lines, sales of douche products in fiscal 1995 were 24% of net sales, as compared to 25% in 1994 and 56% in 1993. The Company also markets private label feminine yeast infection medication products containing the active ingredient clotrimazole.

   Cough/Cold Products -- In December 1993, the Company acquired the leading manufacturer and distributor of private label cough drops and throat lozenges, which also manufactures cough drops on a contract basis for national branded companies. The acquisition enabled the Company to offer an extensive line of solid dosage cough/cold products, including cough drops, throat lozenges, sugar-free products, vitamin C drops and liquid center items. Sales of cough/cold products represented 34% and 33% of net sales in fiscal 1995 and 1994, respectively.

   Baby Care -- The Company manufactures disposable baby bottle liners on a private label basis and under its value brand Fresh*n EasyR. The Company manufactures pediatric electrolyte oral maintenance solution, a product which is used to replace minerals lost by children who suffer from diarrhea and vomiting, for sale under its value brand NutraMax Baby Care Pediatric Electrolyte and on a private label basis. During fiscal years 1995, 1994 and 1993, sales of baby care products represented 19%, 21% and 28% of net sales, respectively.

   Ophthalmics -- In June 1993, the Company acquired a manufacturer of private label over-the-counter and prescription ophthalmic products for retail and industrial customers, enabling the Company to offer a broad line of eye care products, including over-the-counter contact lens solutions, artificial tears and eye drops, as well as generic prescription eye care products. Sales of ophthalmic products represented 10% and 11% of net sales in fiscal 1995 and 1994, respectively.

   Adult Nutrition Products -- In March 1995, the Company introduced a new line of adult high calorie liquid nutrition products which are sold under its value brand NutraMax Plus High Calorie Liquid Nutrition and on a private label basis. This product is the Company's entry into the growing adult nutrition category. The products are manufactured by a third party and marketed by the Company through its distribution channels.

   Personal Care -- The Company manufactures ready-to-use disposable enemas for sale under its value brand Pure & Gentle, on a private label basis and for the institutional market.

   Other Products -- The Company's other products consist principally of a patented line of sterile, prefilled, disposable dilution bottles used in laboratory testing of water, waste water, foods, drug products, pharmaceuticals and cosmetics.

New Product Strategy

   The Company's growth strategy includes the acquisition and development of new products, and the extension or modification of existing product lines to correspond with national branded products and product variations. The Company expects to add new product lines through internal development, acquisition and joint venture or partnership agreements. The Company contemplates that product line expansion will enable the Company to capitalize on its established distribution channels and manufacturing and marketing expertise. New products will most likely focus on consumer packaged goods, including health and personal care products. The Company has recently expanded its product lines to include the following:

   Oral Care -- In October 1995, the Company acquired the assets and assumed certain liabilities of Mi-Lor Corporation, Professional Brushes, Inc. and Codent Dental Products, Inc., companies engaged in the manufacturing and marketing of toothbrushes, dental floss and related products for the store brand market. The acquisition is the Company's entry into the private label oral care segment. These products are manufactured in an 88,000 square foot manufacturing facility located in Florence, Massachusetts which was acquired by the Company as part of the transaction. Oral care products are being marketed by the Company through its existing distribution channels.

Marketing and Distribution

   The Company utilizes national brand marketing methods to meet the specific needs of its customers. Such marketing methods include designing contemporary packaging to improve point-of-purchase impact and increase consumer appeal. The Company also uses price, display, packaging, bonus and multi-pack promotions to increase sales and retailer support. Sales are made through the Company's sales representatives and independent brokers.

Customers

   For fiscal years 1995 and 1994, American Home Products, Inc. accounted for 14% and 17% of net sales, respectively. For fiscal year 1993, no individual customer represented in excess of 10% of the Company's net sales. While the Company is continually expanding its distribution and customer base, the loss of one or more of its largest customers, if not replaced with other comparable business, could have a material adverse effect on the Company's results of operations.

Competition

  The markets in which the Company competes are dominated by nationally advertised brand name products marketed by established consumer packaged goods companies, most of which have greater marketing, financial and human resources than the Company. The Company also competes with several other private label manufacturers and marketers. Competition for consumer health and personal care products is based primarily on product reliability, price, customer service, and the ability to provide tamper resistant/evident packaging. Growth in sales of private label products is also dependent on increasing the amount of shelf space available at retail stores in order to maximize brand awareness and consumer trial. The Company experiences aggressive price competition from time to time from branded and other private label competitors. There can be no assurance that such price competition will not have a material adverse effect on the Company's results of operations.

Governmental Regulation and Health Issues

   The Company is registered with the Food & Drug Administration ("FDA") as a manufacturer for certain of its products. The primary forms of governmental regulation are the current "good manufacturing practices" and "good laboratory practices" guidelines administered by the FDA, which set forth the protocols to be followed in the manufacture, storage, packaging and distribution of medical products for human use. Certain of the Company's ophthalmic products are subject to additional FDA regulations relating to pre-market approval of products. The Company's operations are also subject to periodic inspections by the FDA. Promotional claims made with respect to health and personal care products are also subject to regulation by the FDA, and by the Federal Trade Commission.

   The use of health and personal care products may result in allergic or other adverse reactions in users. Since 1952, a number of studies have been published in medical journals concerning the relationship of douching to the incidence of pelvic inflammatory disease. These studies provide no conclusive results on the issue of whether douching causes this disease. A 1990 study showed an association between douching and the disease and concluded that further studies were needed. A 1993 study stated that the results of the study lend support to the hypothesis that douching can predispose a woman to pelvic inflammatory disease. Although the Company believes its douche products are safe when used in accordance with instructions accompanying the product package, negative publicity resulting from such studies and any future studies may affect sales of douche products. In such event there could be a material adverse impact on the Company's results of operations.

Employees

   The Company has approximately 580 full-time employees engaged in quality control, marketing and sales, general corporate and administrative positions and manufacturing operations. The Company believes that relations with its employees are satisfactory.

ITEM 2.  PROPERTIES

   The Company currently operates the following facilities (which are owned unless otherwise indicated):

                                                                              Approximate
Location                         Type of Facility                             Square Feet
--------                         ----------------                             -----------
Gloucester, Massachusetts (1)    Corporate and Administrative Offices,         111,000
                                 Manufacturing Facilities

Fairton, New Jersey              Manufacturing                                  48,000

Brockton, Massachusetts          Manufacturing                                  66,000

Florence, Massachusetts (2)      Manufacturing                                  88,000

-----------------
(1)  Consists of four facilities, of which three are leased.
(2)  Acquired in October 1995.

   The Company believes that its present facilities will be adequate for all of its reasonably foreseeable manufacturing, warehousing and distribution requirements, or that alternative facilities can be obtained at a reasonable cost.

ITEM 3.  LEGAL PROCEEDINGS

   The Company, like other companies in the store brand industry, has been the subject of claims and litigation brought by national brand name companies based on packaging alleged to be similar to competing brand name products. The Company is also subject to certain claims and informal complaints relating to its products which are incidental and routine to its business and for which the Company maintains insurance coverage. The Company knows of no litigation, either pending or threatened, which is likely to have a material adverse effect on the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1995.

                                  PART II

ITEM 5. Market for the Registrant's Common Stock and Related Security Holder Matters

Market Information

  The following table sets forth, for the periods indicated, the high and low prices for the common stock as reported by The Nasdaq Stock Market. The Company's common stock is traded on The Nasdaq Stock Market's National Market System under the symbol "NMPC".

      Fiscal 1995:                        High           Low
      -----------                         ----           ----
      First Quarter                     $10.375       $ 8.750
      Second Quarter                      9.750         7.750
      Third Quarter                       9.375         5.750
      Fourth Quarter                     10.000         7.750


      Fiscal 1994:
      ------------
      First Quarter                     $16.125       $10.500
      Second Quarter                     12.750        10.750
      Third Quarter                      11.625         7.875
      Fourth Quarter                     10.750         8.250


Common Stock Holders

   The Company believes there are approximately 2,500 holders of common stock, including shares held in street name by brokers.

Dividends

   The Company has never declared or paid any cash dividends. The declaration of dividends by the Company in the future will at all times be subject to the sole discretion of the Company's Board of Directors, and will depend upon operating results, capital requirements and financial position. See notes to the consolidated financial statements included elsewhere herein.

ITEM 6.  Selected Consolidated Financial Data

   The selected consolidated financial data presented below has been derived from the audited financial statements of the Company. This data is qualified in its entirety by reference to, and should be read in conjunction with, Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company's Consolidated Financial Statements included elsewhere herein.

                                                                               Year Ended
                                                   -------------------------------------------------------------
                                                   Sept. 30,        Oct. 1,       Oct. 2,    Sept. 30,  Sept. 30,
                                                     1995           1994(1)       1993(2)      1992       1991
                                                   ---------        -------       ------     --------   ---------
                                                            (in thousands, except per share data)
Income Statement Data:
----------------------
Net sales                                         $ 63,111        $ 55,958      $ 31,144   $ 25,151    $ 20,115
Cost of sales                                       45,916          38,752        19,598     13,908      11,330
                                                  --------        --------      --------   --------     -------
Gross profit                                        17,195          17,206        11,546     11,243       8,785
Selling, general and administrative expenses         8,694           9,281         5,928      5,715       4,639
                                                  --------        --------      --------   --------     -------
Operating income                                     8,501           7,925         5,618      5,528       4,146
Other credits (charges):
  Interest expense                                  (1,427)           (928)           --         --        (650)
  Other                                                316              95           251        338         244
                                                  --------        --------      --------   --------     -------
Income before income tax expense                     7,390           7,092         5,869      5,866       3,740
Income tax expense                                   2,916           2,832         2,350      2,397       1,605
                                                  --------        --------      --------   --------     -------
Net income                                        $  4,474        $  4,260      $  3,519   $  3,469    $  2,135
                                                  ========        ========      ========   ========     =======

Earnings per share                                $    .53        $    .50      $    .43   $    .43    $    .35
                                                  ========        ========      ========   ========     =======

Weighted average shares
  outstanding (3)                                    8,520           8,480         8,235      8,090       6,143
                                                  ========        ========      ========   ========     =======



                                                   Sept. 30,        Oct. 1,      Oct. 2,   Sept. 30,    Sept. 30,
                                                     1995           1994(1)      1993(2)     1992         1991
                                                  ----------        -------      -------   ---------    ---------
                                                                         (in thousands)
Balance Sheet Data:
-------------------
Working capital                                   $ 14,152        $ 13,172      $  9,703   $ 10,235    $  8,559
Total assets                                        63,074          60,450        33,207     25,925      22,416
Long-term debt, less current maturities             12,550          16,183           --        --          --
Stockholders' equity                                39,233          34,757        29,953     22,549      19,026

------------------
(1) In December 1993, the Company acquired a manufacturer and distributor of private label cough/cold products for $13,500,000 which was financed with proceeds from a revolving credit facility.

(2) In June 1993, the Company acquired a manufacturer of private label over-the-counter and prescription ophthalmic products, for approximately 202,000 shares of the Company's common stock with a market value of $2,846,000.

(3) In August 1991, the Company completed a public stock offering consisting of 2,150,000 shares of common stock.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto, contained elsewhere herein.

Results of Operations

   The Consolidated Statements of Operations include the results of operations of acquired companies from the dates acquired: Optopics Laboratories Corporation ("Optopics") (June 1993) and Powers Pharmaceutical Corporation ("Powers") (December 1993). The following table sets forth, for all periods indicated, the percentage relationship that items in the Consolidated Statements of Operations bear to net sales.

                                                               Year Ended
                                                 --------------------------------------
                                                 Sept. 30,       Oct. 1,        Oct. 2,
                                                   1995           1994           1993
                                                 --------        ------         ------
   Net sales                                       100%           100%           100%
   Cost of sales                                    73             69             63
                                                   ---            ---            ---
   Gross profit                                     27             31             37
   Selling, general and administrative expenses     14             17             19
                                                   ---            ---            ---
   Operating income                                 13             14             18
   Other credits (charges)                          (1)            (1)             1
                                                   ---            ---            ---
   Income before income tax expense                 12             13             19
   Income tax expense                                5              5              8
                                                   ---            ---            ---
   Net income                                        7%             8%            11%
                                                   ===            ===            ===

Fiscal Year 1995 Compared to Fiscal Year 1994

   Net sales for 1995 were $63,111,000, an increase of $7,153,000, or 13%, over 1994 net sales of $55,958,000. The increase in net sales was primarily attributable to sales of Cough/Cold products resulting from the acquisition of Powers in December 1993 and the introduction of the Adult Nutrition product line in March 1995, in addition to increased volume in other product categories.

   Gross profit for 1995 was $17,195,000, or 27% of net sales, as compared to $17,206,000, or 31% in 1994. The decrease in the gross margin reflects the impact of lower production levels for Cough/Cold products, competitive pressure on the Company's Feminine Needs and Personal Care products and changes in product mix. In addition, the Company experienced higher raw material costs in 1995, which are not expected to continue through 1996.

  Selling, general and administrative expenses for 1995 were $8,694,000 or 14% of net sales, as compared to $9,281,000, or 17% of net sales in 1994. The decrease in selling, general and administrative expenses was primarily attributable to a decrease in bad debt expense and professional fees partially offset by commissions and freight expenses associated with the increase in sales. The decrease, as a percentage of net sales, resulted from decreased costs allocated over higher net sales.

     Interest expense for 1995 was $1,427,000, as compared to $928,000 in the prior year. This increase was primarily attributable to debt incurred in connection with the acquisition of Powers and increases in interest rates.

Fiscal Year 1994 Compared to Fiscal Year 1993

     Net sales for 1994 were $55,958,000, an increase of $24,814,000, or 80%, over 1993 net sales of $31,144,000. The increase in net sales was primarily attributable to sales of cough/cold products which represented 33% of net sales in 1994. The increase in net sales was also attributable to increased unit sales of ophthalmics and baby care products, partially offset by a decrease in sales of certain feminine needs products. Sales of certain feminine needs products decreased as a result of lower average sale prices in response to continued competitive pressure, while unit sales for the year stabilized. The timing, frequency and nature of promotional activities in this category by brand manufacturers and other private label companies have had the effect of decreasing sale prices.

     Gross profit for 1994 increased to $17,206,000, or 31% of net sales, as compared to $11,546,000, or 37% in 1993. The decrease in the gross margin reflected changes in product mix and the impact of competitive pricing pressure relating to certain of the Company's feminine needs products. The Company also incurred an increase in manufacturing overhead expenses in connection with anticipated higher sales of ophthalmics products.

     Selling, general and administrative expenses for 1994 were $9,281,000, or 17% of net sales, as compared to $5,928,000, or 19% of net sales in 1993. Fiscal 1994 included ten months of Powers' operations which accounted for a significant portion of the increase in selling, general and administrative expenses. As a percentage of net sales, selling, general and administrative expenses decreased as a result of the allocation of these costs over substantially higher net sales.

     Interest expense of $928,000 for 1994 was attributable to debt incurred in connection with the acquisition of Powers. Other income for 1994 was $95,000, as compared to $251,000 in 1993. The decrease was primarily attributable to lower interest income as a result of the use of investments to fund, in part, acquisitions.
Seasonality

     During the last four months of the calendar year, retailers focus their merchandising efforts on and devote more shelf space to seasonal and holiday merchandise. As a result, sales of certain of the Company's products tend to be weaker in the Company's first quarter (ending in December), and normally strengthen in the second quarter as retailers replenish their shelves with health and personal care products. Sales of pediatric electrolyte and cough/cold products may help mitigate weaker sales in the Company's first quarter, as the Company's customers purchase such products to stock inventories in anticipation of the winter months. Consequently, the results of any one quarter may not necessarily be indicative of results of future quarters.

  Liquidity and Capital Resources

     As of September 30, 1995, the Company's working capital increased to $14,152,000, as compared to $13,172,000 on October 1, 1994. Net cash provided by operating activities increased to $7,605,000 in 1995 from $5,400,000 in the prior year. This increase was primarily attributable to improved operating results and changes in working capital. The change in working capital was primarily attributable to increased collections of accounts receivable and stabilization of inventory levels partially offset by increased payments for income taxes.

     Net cash used in investing activities was $4,306,000 in 1995 and consisted primarily of capital expenditures for additional capacity. The Company anticipates capital expenditures of approximately $5,800,000 in fiscal 1996 for additional manufacturing capacity at the Company's existing facilities and the facility acquired in October 1995. See "Recent Developments".

     Net cash used in financing activities for 1995 consisted primarily of debt repayments of $3,174,000.


     In December 1994, the Company converted its $20,000,000 credit facility into an $8,000,000 revolving credit facility, two term loans aggregating $9,000,000 and a mortgage of $1,000,000, all of which are secured by substantially all of the Company's assets. The revolving credit facility bears interest at prime and/or, at the Company's option, LIBOR plus 2%, and expires in January 1997. The average amount outstanding under this facility during the year amounted to $6,452,000, and the weighted average interest rate computed on the monthly outstanding balance was 8.14%. At September 30, 1995, $5,118,000 was outstanding under this facility. The amount of available credit fluctuates based upon the amount of eligible accounts receivable and inventory. As of September 30, 1995, $2,800,000 of credit was available. The term loans bear interest at prime plus .5% and/or, at the Company's option, LIBOR plus 2.5%, and are payable in quarterly principal installments of $450,000 through November 1999. The mortgage bears interest at prime plus .5% and/or, at the Company's option, LIBOR plus 2.5%, and is payable in quarterly principal installments of $17,000, with a final payment of approximately $680,000 in November 1999. The interest rates on the term loans and the mortgage ranged from 8.25% to 9% during 1995.

     The Company believes that its existing working capital, anticipated funds to be generated from future operations and funds available under the revolving credit facility will be sufficient to meet all of the Company's operating and capital needs for the foreseeable future. However, depending upon future growth of the business, additional financing may be required.

Recent Developments

     In October 1995, the Company acquired substantially all of the assets and assumed certain liabilities of Mi-Lor Corporation, Professional Brushes, Inc. and Codent Dental Products, Inc., which manufacture and market toothbrushes, dental floss and related products for the store brand market. The purchase price consisted of $1,800,000 in cash, obtained under the Company's revolving credit facility, liabilities assumed of $225,000 and related expenses of approximately $375,000.

Other Information

     The Board of Directors of MEDIQ Incorporated ("MEDIQ"), a 47% owner of the Company, is currently in the process of exploring alternative ways to maximize MEDIQ's shareholder value, which could include the disposition of its holdings in the Company. In connection with MEDIQ's activities, the Company formed a Special Committee of its Board of Directors to explore strategic alternatives for the Company. The Committee has retained Wasserstein Perella & Co. as financial advisors to seek opportunities for the Company to enhance shareholder value. However there can be no assurances that a transaction will occur.

Item 8.  Financial Statements And Supplemental Data

Independent Auditors' Report                                                              12

Consolidated Statements of Operations - Three Years Ended September 30, 1995              13

Consolidated Balance Sheets - September 30, 1995 and October 1, 1994                      14

Consolidated Statements of Stockholders' Equity - Three Years Ended September 30, 1995    15

Consolidated Statements of Cash Flows - Three Years Ended September 30, 1995              16

Notes to Consolidated Financial Statements                                             17-24


                          Independent Auditors' Report


Board of Directors and Stockholders
NutraMax Products, Inc.
Gloucester, Massachusetts


We have audited the accompanying consolidated balance sheets of NutraMax Products, Inc. and subsidiaries as of September 30, 1995 and October 1, 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three fiscal years in the period ended September 30, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of NutraMax Products, Inc. and subsidiaries as of September 30, 1995 and October 1, 1994, and the results of their operations and their cash flows for each of the three fiscal years in the period ended September 30, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





DELOITTE & TOUCHE LLP

Boston, Massachusetts
November 3, 1995

                    NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       Year Ended
                                                  -----------------------------------------------
                                                    Sept. 30,            Oct. 1,        Oct. 2,
                                                      1995                1994           1993
                                                    --------             -------        -------
Net Sales                                         $63,111,000         $55,958,000     $31,144,000

Cost of Sales                                      45,916,000          38,752,000      19,598,000
                                                  -----------         -----------     -----------

Gross Profit                                       17,195,000          17,206,000      11,546,000

Selling, General and Administrative Expenses        8,694,000           9,281,000       5,928,000
                                                  -----------         -----------     -----------

Operating Income                                    8,501,000           7,925,000       5,618,000

Other Credits (charges):
   Interest expense                                (1,427,000)           (928,000)             --
   Interest income                                     13,000              60,000         235,000
   Other                                              303,000              35,000          16,000
                                                  -----------         -----------     -----------

Income Before Income Tax Expense                    7,390,000           7,092,000       5,869,000

Income Tax Expense                                  2,916,000           2,832,000       2,350,000
                                                  -----------         -----------     -----------

Net Income                                        $ 4,474,000         $ 4,260,000     $ 3,519,000
                                                  ===========         ===========     ===========


Earnings Per Share                                $       .53         $       .50    $       .43
                                                  ===========         ===========    ===========

Weighted Average Shares Outstanding                 8,520,000           8,480,000      8,235,000
                                                  ===========         ===========    ===========


                See notes to consolidated financial statements.

                    NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                               September 30,     October 1,
                                                                   1995            1994

                                                               -----------      -----------
Current Assets:
   Cash                                                        $   503,000      $   376,000
   Accounts receivable, less allowance for doubtful accounts
     of $601,000 in 1995 and $738,000 in 1994                    9,050,000        8,074,000
   Inventories                                                  12,497,000       11,238,000
   Deferred income taxes                                           977,000        1,050,000
   Prepaid expenses and other                                      525,000          729,000
                                                               -----------      -----------

       Total Current Assets                                     23,552,000       21,467,000

Property, Plant and Equipment, net                              23,714,000       22,499,000
Goodwill, net of accumulated amortization of  $2,609,000
    in 1995 and $2,046,000 in 1994                              13,978,000       14,541,000
Other Assets                                                     1,830,000        1,943,000
                                                               -----------      -----------

                                                               $63,074,000      $60,450,000
                                                               ===========      ===========


                    LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:
   Accounts payable                                            $ 6,191,000      $ 4,865,000
   Accrued payroll and related taxes                               366,000          608,000
   Accrued expenses - other                                        939,000        1,378,000
   Current maturities of long-term debt                          1,904,000        1,444,000
                                                               -----------      -----------

       Total Current Liabilities                                 9,400,000        8,295,000

Long-Term Debt, less current maturities                         12,550,000       16,183,000
Other Long Term Liabilities                                        312,000          312,000
Deferred Income Taxes                                            1,579,000          903,000


Stockholders' Equity:
   Common stock - $.001 par value:
     Authorized - 20,000,000 shares
     Issued and outstanding:  8,520,000 shares in 1995
     and 1994                                                       9,000             9,000
   Additional paid-in capital                                  22,567,000        22,565,000
   Retained earnings                                           16,657,000        12,183,000
                                                              -----------       -----------

       Total Stockholders' Equity                              39,233,000        34,757,000
                                                              -----------       -----------

                                                              $63,074,000       $60,450,000
                                                              ===========       ===========


                See notes to consolidated financial statements.

                    NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                               Common Stock
                                        ------------------------
                                           Shares                     Additional      Retained
                                           Issued         Amount   Paid-In Capital    Earnings          Total
                                        ----------      ---------  --------------   -----------      -----------

Balance at October 1, 1992               8,094,000      $  8,000     $18,137,000    $ 4,404,000      $22,549,000

Issuance of stock -
  management compensation                   53,000            --         212,000             --          212,000

Exercise of stock options and warrants      90,000            --         827,000             --          827,000

Issuance of stock -
  acquisition of Optopics                  202,000            --       2,846,000             --        2,846,000

Net income                                      --            --              --      3,519,000        3,519,000
                                         ---------      ---------    -----------    -----------      -----------

Balance at October 2, 1993               8,439,000          8,000     22,022,000      7,923,000       29,953,000

Issuance of stock -
  management compensation                   53,000             --        318,000             --          318,000

Exercise of stock options                   28,000          1,000        225,000             --          226,000

Net income                                      --             --             --      4,260,000        4,260,000
                                         ---------      ---------    -----------    -----------      -----------

Balance at October 1, 1994               8,520,000          9,000     22,565,000     12,183,000       34,757,000

Exercise of stock options (1)                   --             --          2,000             --            2,000

Net income                                      --             --             --      4,474,000        4,474,000
                                         ---------      ---------    -----------    -----------      -----------

Balance at September 30, 1995            8,520,000       $  9,000    $22,567,000    $16,657,000      $39,233,000
                                         =========      =========    ===========    ===========      ===========

------------------
(1)  180 stock options were exercised in 1995.



                See notes to consolidated financial statements.

                    NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Year Ended
                                                               ------------------------------------------------
                                                                 Sept. 30,           Oct. 1,          Oct. 2,
                                                                   1995                1994            1993
                                                               -----------         -----------      -----------
Cash Flows from Operating Activities:
     Net income                                                $ 4,474,000         $ 4,260,000      $ 3,519,000
     Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization                             3,857,000           3,527,000        1,948,000
       Deferred taxes                                              732,000             419,000          545,000
       Other                                                      (227,000)            286,000           82,000
       Increase (decrease), net of effect of acquisitions:
          Accounts receivable                                     (838,000)         (1,471,000)      (1,851,000)
          Inventories                                           (1,259,000)         (4,647,000)      (2,112,000)
          Prepaid expenses and other                               379,000             (94,000)        (251,000)
          Accounts payable                                       1,326,000           1,433,000         (226,000)
          Accrued payroll and related taxes                       (242,000)            (71,000)          16,000
          Accrued expenses - other                                (386,000)            721,000         (352,000)
          Income taxes                                            (211,000)          1,037,000         (752,000)
                                                               -----------          ----------       ----------
Net cash provided by operating activities                        7,605,000           5,400,000          566,000

Cash Flows from Investing Activities:
     Acquisitions, net of cash acquired                                 --         (13,541,000)        (245,000)
     Purchases of property, plant and equipment                 (3,937,000)         (3,929,000       (3,420,000)
     Maturities of short-term investments                               --                  --        4,940,000
     Deferred costs                                               (527,000)           (532,000)        (620,000)
     Other                                                         158,000              74,000         (270,000)
                                                               -----------          ----------       ----------
Net cash provided by (used in) investing activities             (4,306,000)        (17,928,000)         385,000

Cash Flows from Financing Activities:
     Borrowings                                                         --          19,166,000              --
     Proceeds from exercise of stock options
       and warrants                                                  2,000             177,000          613,000
     Debt repayments                                            (3,174,000)         (7,838,000)      (3,167,000)
                                                               -----------          ----------       ----------
Net cash provided by (used in) financing activities             (3,172,000)         11,505,000       (2,554,000)
                                                               -----------          ----------       ----------

Net Increase (Decrease) in Cash                                    127,000          (1,023,000)      (1,603,000)

Cash:
     Beginning of year                                             376,000           1,399,000        3,002,000
                                                               -----------          ----------       ----------
     End of year                                               $   503,000         $   376,000      $ 1,399,000
                                                               ===========         ===========      ===========

Supplemental Disclosures of Cash Flow Information:
     Income taxes paid                                         $ 2,384,000         $ 1,534,000      $ 2,458,000
                                                               ===========         ===========      ===========
     Interest paid                                             $ 1,297,000         $   831,000      $        --
                                                               ===========         ===========      ===========

Supplemental Disclosure of Non-Cash Financing
   and Investing Activities:
     Issuance of stock - acquisition of Optopics               $        --        $        --        $2,846,000
                                                               ===========         ===========      ===========
     Issuance of stock - non-cash compensation                 $        --        $   318,000        $  212,000
                                                               ===========         ===========      ===========
     Plant and equipment financed with long-term
       debt and capital lease obligations                      $        --        $   794,000        $       --
                                                               ===========         ===========      ===========

                See notes to consolidated financial statements.

                    NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A - Summary of Significant Accounting Policies

Principles of Consolidation -- The consolidated financial statements include the accounts of NutraMax Products, Inc. and its subsidiaries (the "Company"). In consolidation, all significant intercompany transactions and balances have been eliminated.

Inventories -- Inventories are stated at the lower of cost (first-in, first-out method) or market.

Property, Plant and Equipment -- Property, plant and equipment are stated at cost. The Company's policy of providing for depreciation and amortization is as follows:


     Buildings                             20 years on a straight-line basis

     Liquid packaging machines             32,000 to 48,000 machine hours
                                           which approximate a five to eight
                                           and one-half year life

     Machinery, equipment, molds           5 to 10 years on a straight-line
     and furniture and fixtures            basis

     Leasehold improvements                The terms of the related lease
                                           on a straight-line basis

     Vehicles                              3 to 5 years on a straight-line
                                           basis


Goodwill -- The purchase price in excess of net assets acquired is amortized on a straight-line basis over periods from thirty to forty years. The Company evaluates the carrying value of goodwill based upon current and anticipated net income and undiscounted cash flows, and recognizes an impairment when it is probable that such estimated future net income and/or cash flows will be less than the carrying value of goodwill. Measurement of the amount of impairment, if any, is based upon the difference between carrying value and fair value.

Other Assets -- Other assets include intangible assets which are amortized on a straight-line basis over the estimated periods of related benefit, ranging from three to fifteen years. Accumulated amortization was $213,000 and $187,000 as of September 30, 1995 and October 1, 1994, respectively. Other assets also include external costs deferred in connection with tools, dies and the design of packaging materials for the Company's products which are amortized on a straight-line basis over four years.

Income Taxes -- Effective October 3, 1993, the Company adopted on a prospective basis the provisions of Statement of Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", which supersedes SFAS No. 96. The effect of adopting SFAS No. 109 was not significant.

Earnings Per Share -- Earnings per share computations are based upon the weighted average number of common shares outstanding. Stock options have been excluded from the calculation of weighted average shares outstanding since the dilutive effect is less than 3%.

Reclassification of Accounts -- Certain reclassifications have been made to conform prior years' balances to the current year presentation.

                    NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note B - Acquisitions

Powers Pharmaceutical Corporation -- In December 1993, the Company acquired all of the outstanding common stock of Certified Corporation, parent of Powers Pharmaceutical Corporation ("Powers"), for $13,500,000 in cash and related expenses of $236,000. Powers, based in Brockton, Massachusetts, is the nation's leading manufacturer and distributor of private label cough drops and throat lozenges, and also manufactures cough drops on a contract basis. The transaction was accounted for by the purchase method of accounting. The excess of the purchase price over the fair values of the net assets acquired of $6,206,000 is amortized over thirty years.


Optopics Laboratories Corporation -- In June 1993, the Company acquired all of the assets and assumed all of the liabilities of Optopics Laboratories Corporation ("Optopics") for approximately 202,000 shares of the Company's common stock, with a market value of $2,846,000, and related transaction costs of $245,000. Additionally, the Company acquired Optopics' manufacturing facility for $800,000 in cash, which was previously leased from the former stockholders of Optopics. Optopics is a manufacturer of private label over-the-counter and prescription ophthalmics products. The acquisition was accounted for by the purchase method of accounting. The excess of the purchase price over the estimated fair value of the net assets acquired of $4,325,000 is amortized over thirty years.

 Note C - Inventories

                                                     Sept. 30,          Oct. 1,
                                                       1995              1994
                                                   -----------       -----------
Raw materials                                      $ 5,278,000       $ 4,799,000
Finished goods                                       6,088,000         5,600,000
Work in process                                        417,000           355,000
Machinery parts and factory supplies                   714,000           484,000
                                                   -----------       -----------
                                                   $12,497,000       $11,238,000
                                                   ===========       ===========


Note D - Property, Plant and Equipment

                                                     Sept. 30,          Oct. 1,
                                                       1995              1994
                                                   -----------       -----------
Machinery and equipment                            $21,211,000       $18,684,000
Land, buildings and improvements                     8,131,000         7,392,000
Molds                                                2,611,000         2,268,000
Furniture and fixtures                               1,496,000         1,253,000
Vehicles                                                25,000            41,000
                                                   -----------       -----------
                                                    33,474,000        29,638,000
Less: Accumulated depreciation and amortization      9,760,000         7,139,000
                                                   -----------       -----------
                                                   $23,714,000       $22,499,000
                                                   ===========       ===========

Depreciation and amortization expense for property, plant and equipment for 1995, 1994 and 1993 was $2,725,000, $2,390,000 and $1,177,000, respectively.

                    NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Note E - Long-Term Debt

                                                    Sept. 30,         Oct. 1,
                                                      1995             1994
                                                  -----------      -----------
Revolving credit facility                         $ 5,118,000      $ 7,850,000
Term loans                                          7,650,000        9,000,000
Mortgages                                           1,654,000          733,000
Capital lease obligation                               32,000           44,000
                                                  -----------      -----------
                                                   14,454,000       17,627,000
Less:  Current maturities of long-term debt         1,904,000        1,444,000
                                                  -----------      -----------
                                                  $12,550,000      $16,183,000
                                                  ===========      ===========

Maturities of long-term debt are as follows:

     Fiscal Year
     -----------
         1996                                $ 1,904,000
         1997                                  7,668,000
         1998                                  1,876,000
         1999                                  1,871,000
         2000                                  1,135,000
                                             -----------
                                             $14,454,000
                                             ===========

The revolving credit facility bears interest at prime (8.75% at September
30, 1995) and/or, at the Company's option, LIBOR plus 2% (7.875% at September 30, 1995), and expires in January 1997. The average amount outstanding under this facility during the year amounted to $6,452,000, and the weighted average interest rate computed on the monthly outstanding balance was 8.14%. The amount of available credit fluctuates based upon eligible accounts receivable and inventory. As of September 30, 1995, $2,800,000 of credit was available. The term loans bear interest at prime plus .5% (9.25% at September 30, 1995) and/or, at the Company's option, LIBOR plus 2.5% (8.375% at September 30, 1995), and are payable in quarterly principal installments of $450,000 through November 1999. The mortgage bears interest at prime plus .5% and/or, at the Company's option, LIBOR plus 2.5%, and is payable in quarterly principal installments of $17,000, with a final payment of approximately $680,000 in November 1999. The interest rates on the term loans and the mortgage ranged from 8.25% to 9% during 1995 and were 8.375% at September 30, 1995.

The Company has an additional mortgage which bears interest at 7% and is payable in monthly installments of $7,000 including interest, with a final payment of approximately $670,000 due in February 1997.

The revolving credit facility and term loans, which are collateralized by substantially all of the Company's assets, require the maintenance of certain balance sheet and operating ratios and impose certain dividend limitations. The most restrictive of these provisions limits the payment of cash dividends to approximately $8,900,000 as of September 30, 1995.

                    NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note F - Commitments and Contingencies

Leases -- The Company leases certain of its administrative, manufacturing, distribution and warehouse facilities under operating leases. The Company also leases certain equipment under operating and capital leases. Future minimum payments under noncancelable operating and capital leases are as follows:

                                         Operating            Capital
  Fiscal Year                             Leases              Leases
  -----------                            --------            --------
     1996                                $387,000            $ 11,000
     1997                                  93,000              11,000
     1998                                   1,000              11,000
     1999                                      --               2,000
                                         --------            --------
  Total minimum lease payments           $481,000              35,000
                                         ========
  Amount representing interest                                  3,000
                                                             --------
  Present value of minimum lease payments                    $ 32,000
                                                             ========

Rental expense for operating leases was $387,000, $413,000 and $456,000 for 1995, 1994 and 1993, respectively.

Litigation -- The Company has pending certain legal actions and claims incurred in the normal course of business and is actively pursuing the defense thereof. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial statements.

Note G - Income Taxes

Income tax expense consisted of the following:

                                              Year Ended
                             --------------------------------------------
                              Sept. 30,         Oct. 1,          Oct. 2,
                                 1995            1994             1993
                             ----------       ----------       ----------
Current:
  Federal                    $1,769,000       $2,014,000       $1,368,000
  State                         415,000          399,000          437,000
                             ----------       ----------       ----------
                              2,184,000        2,413,000        1,805,000
Deferred:
  Federal                       696,000          395,000          511,000
  State                          36,000           24,000           34,000
                             ----------       ----------       ----------
                                732,000          419,000          545,000
                             ----------       ----------       ----------
                             $2,916,000       $2,832,000       $2,350,000
                             ==========       ==========       ==========


                    NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note G - Income Taxes (Continued)

The difference between the Company's income tax and the statutory federal tax is reconciled below:

                                                       Year Ended
                                        ----------------------------------------
                                         Sept. 30,       Oct. 1,        Oct. 2,
                                            1995          1994           1993
                                        ----------     ----------     ----------
Statutory federal tax                   $2,513,000     $2,411,000     $1,996,000
Nondeductible goodwill amortization        189,000        179,000         87,000
State tax, net of federal benefit          298,000        279,000        311,000
Other                                      (84,000)       (37,000)       (44,000)
                                        ----------     ----------     ----------
Income tax expense                      $2,916,000     $2,832,000     $2,350,000
                                        ==========     ==========     ==========

As of September 30, 1995, the Company had Federal net operating loss carryforwards of $2,418,000 which are available to offset future taxable income. The Company also has investment tax credit carryforwards of $208,000. Utilization of the operating loss carryforwards, which expire in fiscal years 1997 to 2007, is limited to $1,049,000 annually.

Significant components of the Company's deferred tax assets and liabilities are as follows:

                                               Sept. 30,         Oct. 1,
                                                  1995            1994
                                              ----------       ----------
Assets:
   Net operating loss carryforwards           $  822,000       $1,311,000
   Allowance for bad debts                       236,000          291,000
   Inventory                                     234,000          302,000
   Investment tax credits                        208,000          156,000
   Other                                         331,000          309,000
                                              ----------       ----------
                                               1,831,000        2,369,000
Valuation allowance                                   --          (58,000)
                                              ----------       ----------
Deferred tax assets                            1,831,000        2,311,000
                                              ----------       ----------

Liabilities:
   Depreciation and amortization               2,387,000        1,965,000
   Other                                          46,000          199,000
                                              ----------       ----------
Deferred tax liabilities                       2,433,000        2,164,000
                                              ----------       ----------
Net deferred tax liability (asset)            $  602,000       $ (147,000)
                                              ==========       ==========

Under the provisions of SFAS No. 96, the deferred tax provision for fiscal year 1993 of $545,000 resulted principally from utilization of acquired net operating loss carryforwards of $436,000 and depreciation of $189,000, partially offset by the allowance for doubtful accounts of $58,000.

                    NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note H - Selected Quarterly Financial Data (Unaudited)

Selected quarterly financial data for fiscal years 1995 and 1994 is as follows:


                                         First          Second         Third         Fourth
1995                                    Quarter        Quarter        Quarter        Quarter
----                                  -----------    -----------    -----------    -----------
Net sales                             $15,123,000    $15,055,000    $15,184,000    $17,749,000
Gross profit                            4,602,000      4,279,000      3,863,000      4,451,000
Net income                              1,238,000      1,111,000        857,000      1,268,000
Earnings per share                            .15            .13            .10            .15
Weighted average shares outstanding     8,520,000      8,520,000      8,520,000      8,520,000



                                         First          Second          Third        Fourth
1994 (1)                                Quarter        Quarter         Quarter       Quarter
----                                  -----------    -----------    -----------    -----------
Net sales                             $10,201,000    $14,977,000    $15,399,000    $15,381,000
Gross profit                            3,260,000      4,628,000      4,808,000      4,510,000
Net income                                662,000      1,110,000      1,185,000      1,303,000
Earnings per share                            .08            .13            .14            .15

Weighted average shares outstanding     8,440,000      8,455,000      8,506,000      8,520,000


-----------
(1) Includes the results of operations of Powers from the date of acquisition.

Note I - Related Party Transactions

Services Agreement -- The Company obtains certain legal, accounting, tax, insurance and human resource services from MEDIQ Incorporated ("MEDIQ"), the owner of approximately 47% of the outstanding common stock. Costs for such services were $100,000 for each of the three years ended September 30, 1995. The Company believes that MEDIQ's charges for such services are on terms no less favorable to the Company than those that could be obtained from unaffiliated third parties for comparable services.

Insurance -- The Company obtains certain insurance coverages through programs administered by MEDIQ. Insurance expense under these programs was $409,000, $464,000 and $213,000 for fiscal years 1995, 1994 and 1993, respectively.

Pledge of Stock -- A portion of the shares of the Company's stock owned by MEDIQ is subject to exchange for outstanding MEDIQ debentures and a portion secures certain MEDIQ indebtedness.

                    NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note J - Stock Options

The Company maintains a Stock Option Plan which includes an Incentive Stock Option Program and a Non-Qualified Stock Option Program. Incentive stock options may be granted to key employees, including the Company's officers, at the discretion of the Stock Option Plan Committee, until termination of the Plan. Non-qualified stock options may be granted to employees, non-employee directors, advisors and independent consultants at the discretion of the Committee. No options may be granted under the programs for a term in excess of five years from the date of grant. As of September 30, 1995, 401,000 stock options were exercisable under such plans. The stock option prices listed below represent the quoted market value of the common stock at dates of grant.

A summary of stock option activity for the three years ended September 30, 1995 follows:


                               Number          Option Price
                             of Shares          Per Share
                             ---------         ------------
October 1, 1992               345,000          $4.00-$8.50
   Granted                     88,000          $12.25
   Exercised                  (70,000)         $5.00-$8.50
                              -------
October 2, 1993               363,000          $4.00-$12.25
   Granted                    524,000          $9.63-$12.00
   Exercised                  (27,000)         $4.00-$12.00
   Terminated                 (15,000)         $6.00-$12.25
                              -------
October 1, 1994               845,000          $6.00-$12.25
   Granted                     60,000          $9.38-$9.69
   Exercised                       --(1)       $6.00
                              -------
September 30, 1995            905,000          $6.00-$12.25
                              =======

----------------
(1) 180 stock options were exercised in 1995.

Note K - Major Customers

American Home Products, Inc. accounted for 14% and 17% of net sales in 1995 and 1994, respectively. No individual customer represented in excess of 10% of the Company's net sales for 1993.

Note L - Special Committee

The Board of Directors of MEDIQ Incorporated ("MEDIQ"), a 47% owner of the Company, is currently in the process of exploring alternative ways to maximize MEDIQ's shareholder value, which could include the disposition of its holdings in the Company. In connection with MEDIQ's activities, the Company formed a Special Committee of its Board of Directors to explore strategic alternatives for the Company. The Committee has retained Wasserstein Perella & Co. as financial advisors to seek opportunities for the Company to enhance shareholder value.

                    NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note M - Subsequent Event

In October 1995, the Company acquired substantially all of the assets and assumed certain liabilities of Mi-Lor Corporation, Professional Brushes, Inc. and Codent Dental Products, Inc., which manufacture and market toothbrushes, dental floss and related products for the store brand market. The purchase price consisted of $1,800,000 in cash, liabilities assumed of $225,000 and related expenses of approximately $375,000.

                                    PART III

The information required to be included herein has been incorporated herein by reference to the Registrant's proxy statement relating to the annual meeting of its stockholders scheduled to be held in 1996.

                                  PART IV

ITEM 14.     Exhibits, Financial Statement Schedules and Reports on
             Form 8-K

  (a) (1) The response to this portion of Item 14 is submitted as a separate section of this report commencing on page 11.

  (a) (2) Financial Statement Schedules

          Schedule II  Valuation and Qualifying Accounts and Reserves

Other schedules are omitted because of the absence of conditions under which they are required.

  (a) (3) and (c) Exhibits (numbered in accordance with Item 601 of Regulation S-K).

                               EXHIBIT INDEX

Exhibit                                                                               Method of
Number              Description                                                        Filing
-------             -----------                                                       ---------


  3(a)              Restated and Amended Certificate of
                    Incorporation                                                        (1)
  3(b)              Amendment, filed June 12, 1991, to the
                    Company's Certificate of Incorporation                               (1)
  3(c)              Amendment, filed March 5, 1992 to the
                    Company's Certificate of Incorporation                               (2)
  3(d)              By-Laws                                                              (1)
 10(a)              Employment Agreement between the Company
                    and Donald E. Lepone, dated November 28, 1993                        (3)
 10(b)              Employment Agreement between the Company
                    and Richard Zakin, dated January 1, 1994                             (3)
 10(c)              Employment Agreement between the Company
                    and Gary A. LeDuc, dated January 1, 1994                             (4)
 10(h)              1988 Stock Option Plan (adopted
                    April 28, 1988)                                                      (5)
 10(i)              Amendment No. 1 to the 1988 Stock Option Plan                        (2)
 10(j)              Amendment No. 2 to the 1988 Stock Option Plan                        (2)
 10(k)              Amendment No. 3 to the 1988 Stock Option Plan                        (2)
 10(l)              Amendment No. 4 to the 1988 Stock Option Plan                        (3)
 10(m)              Letter, dated March 29, 1994, from the Company
                    to Donald E. Lepone, reflecting the terms of
                    a stock option grant                                                 (4)
 10(n)              Tax Allocation/Sharing Agreement between
                    the Company and MEDIQ Incorporated, dated
                    July 25, 1990                                                        (1)
 10(o)              Lease Agreement, dated January 1, 1987,
                    between The Aid-Pack Limited Partnership
                    and Aid-Pack, Inc.                                                   (6)


Exhibit                                                                               Method of
Number              Description                                                        Filing
-------             -----------                                                       ---------

 10(p)              Lease Extension Agreement, dated May 1, 1991,
                    between The Aid-Pack Limited Partnership
                    and the Company                                                      (6)
 10(q)              Registration Rights Agreement, dated July 1, 1991
                    between MEDIQ Incorporated and the Company                           (7)
 10(r)              Amendment to Registration Rights Agreement, dated July 1, 1991
                    among MEDIQ, MEDIQ Investment Services, Inc. and the Company         (8)
 10(s)              Services Agreement, dated August 22, 1991
                    between MEDIQ Incorporated and the Company                           (7)
 10(t)              Revolving Credit and Security Agreement between the Company
                    and State Street Bank and Trust Company                              (8)
 10(u)              Revolving Credit and Security Agreement between the Company
                    and State Street Bank and Trust Company                              (8)
 21                 Subsidiaries of the Company                                          (4)
 23                 Consent of Deloitte & Touche LLP, Independent Certified
                      Public Accountants                                                 (4)
 27                 Financial Data Schedule                                              (4)

(1) Filed as an Exhibit to the Company's Registration Statement on Form S-1 on July 5, 1991, and incorporated herein by reference.

(2) Filed as an Exhibit to the Company's Annual Report on Form 10-K for fiscal year 1992, and incorporated herein by reference.

(3) Filed as an Exhibit to the Company's Annual Report on Form 10-K for fiscal year 1994, and incorporated herein by reference.

(4) Filed herewith.

(5) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1990, and incorporated herein by reference.

(6) Filed as an Exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-1 on August 15, 1991, and incorporated herein by reference.

(7) Filed as an Exhibit to the Company's Annual Report on Form 10-K for fiscal year 1991, and incorporated herein by reference.

(8) Filed as an Exhibit to the Company's Annual Report on Form 10-K for fiscal 1993, and incorporated herein by reference.

(b) Reports on Form 8-K: No reports on Form 8-K were filed during the fourth quarter of fiscal 1995.

                                   SIGNATURES



   Pursuant to requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: December 8, 1995                     NUTRAMAX PRODUCTS, INC.


                                            By: /s/ Donald E. Lepone
                                                -------------------------------
                                                Donald E. Lepone, President
                                                and Chief Executive Officer


                                            By: /s/ Robert F. Burns
                                                -------------------------------
                                                Robert F. Burns, Vice
                                                President, Treasurer and Chief
                                                Financial Officer


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, which include at least a majority of the Board of Directors on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                      Title                       Date
---------                                      -----                       -----


/s/ Bernard J. Korman                          Chairman of the Board       December 8, 1995
---------------------
Bernard J. Korman


/s/ Donald E. Lepone                           President, Chief            December 8, 1995
--------------------                           Executive Officer and
Donald E. Lepone                               Director



/s/ Donald M. Gleklen                          Director                    December 8, 1995
---------------------
Donald M. Gleklen


/s/ Frederick W. McCarthy                      Director                    December 8, 1995
-------------------------
Frederick W. McCarthy


/s/ Dennis M. Newnham                          Director                    December 8, 1995
---------------------
Dennis M. Newnham


/s/ Michael F. Sandler                         Director                    December 8, 1995
----------------------
Michael F. Sandler

                            NUTRAMAX PRODUCTS, INC.

                                  SCHEDULE II

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                        FISCAL YEARS 1995, 1994 AND 1993



---------------------------------------------------------------------------------------------------------------------

    COL. A                          COL. B            COL. C - Additions           COL. D            COL. E
---------------------------------------------------------------------------------------------------------------------
                                                                        (1)            (2)
    Description                     Balance at        Charged to     Charged to    Deductions       Balance
                                    Beginning         Costs and         Other                       at End
                                    of Period         Expenses        Accounts                     of Period
---------------------------------------------------------------------------------------------------------------------

Year ended September 30, 1995:
 Allowance for doubtful accounts    $738,000           $149,000       $     --     $(286,000)       $601,000
                                    ========           ========       ========     =========        ========

Year ended October 1, 1994:

 Allowance for doubtful accounts    $375,000           $337,000       $ 73,000     $ (47,000)       $738,000
                                    ========           ========       ========     =========        ========

Year ended October 2, 1993:

 Allowance for doubtful accounts    $275,000           $ 83,000       $ 17,000     $      --        $375,000
                                    ========           ========       ========     =========        ========



(1)  Includes allowance from acquisition of Optopics in 1993 and Powers in 1994.
(2)  Represents accounts directly written-off net of recoveries.