Form 10-K/A
period 1995-10-30
NUTRAMAX PRODUCTS INC /DE/
filed 1996-01-29
CIK 818467

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                     ---------------------------------

                              FORM 10-K/A #1



                               AMENDMENT TO

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




                             PORTIONS AMENDED
                             ----------------

Part III of the Company's Annual Report on Form 10-K is amended by the inclusion of the information set forth on the following pages.

PART III

Item 10. Directors and Executive Officers of the Registrant.


Name                  Age  Position
----                  ---  --------

Bernard J. Korman      64  Chairman of the Board of Directors

Donald E. Lepone       51  President, Chief Executive Officer and Director

Donald M. Gleklen      59  Director

Frederick W. McCarthy  54  Director

Dennis M. Newnham      55  Director

Michael F. Sandler     50  Director

Robert F. Burns        47  Vice President, Chief Financial Officer
                             and Treasurer

Gary A. LeDuc          41  Vice President - Materials Management

John J. Manheimer      48  Vice President - Sales

James W. McGrath, Jr.  51  Vice President - Regulatory Affairs and
                             Technical Services

Richard C. Zakin       38  Vice President - Marketing

Michael C. Bill        42  Vice President - Operations, Optopics
                             Laboratories


     Mr. Korman has been a Director and Chairman of the Board of the Company since August 1993. Mr. Korman served as President and Chief Executive Officer from 1980 to October 1995 and a Director from 1980 to January 1996 of MEDIQ Incorporated ("MEDIQ") (healthcare services). He is also Chairman of the Board of Directors of PCI Services, Inc. (pharmaceutical packaging services). Mr. Korman is a Director of Mental Health Management, Inc. (behavioral health management services), The New America High Income Fund (financial services), The Pep Boys, Inc. (automotive supplies), Today's Man, Inc. (retail men's clothing sales), Omega Healthcare Investors, Inc. (real estate investment trust) and InnoServ Technologies, Inc. (medical equipment support services).

     Mr. Lepone has been President, Chief Executive Officer and a Director of the Company since its inception.

     Mr. Gleklen has been a Director of the Company since 1990. He has been President of Jocard Financial Services, Inc. (financial consulting services) since September 1994. Mr. Gleklen served as Senior Vice President - Corporate Development of MEDIQ from 1985 to March 1994. Mr. Gleklen served as Managing Partner of Brobyn Capital Partners (venture capital) from March 1994 to September 1994. Mr. Gleklen also serves as a director of Gandalf Technologies, Inc. (telecommunications technology) and New West Eyeworks, Inc. (retail eyewear stores).

     Mr. McCarthy has been a Director of the Company since 1991. He has served as Chairman of Triumph Corporate Finance Group, Inc. and Triumph Capital Group (investment management) since 1990. Mr. McCarthy is also a director of The Fairchild Corporation (aerospace and industrial products) RC/Arby's Corporation (soft drink/fast food businesses) and Seminole Kraft Corporation (paper products). Mr. McCarthy served as a managing director and a member of the Board of Directors of Drexel Burnham Lambert Incorporated (investment banking) from 1974 to January 1990.

     Mr. Newnham has been a Director of the Company since 1987. Mr. Newnham is the Chairman, President and Chief Executive Officer of Adirondack Beverages. Mr. Newnham has been a venture capitalist consultant since March 1994. Mr. Newnham served as President and Chief Executive Officer of Lea & Perrins, Inc. (manufacturer of condiments) from 1983 to March 1994. Mr. Newnham is also a director of United Water Resources (a holding company for water related businesses).

     Mr. Sandler, a certified public accountant, has been a Director of the Company since July 1990, and was Chief Financial Officer and Treasurer of the Company from July 1990 to August 1994. He has been Senior Vice President-Finance and Chief Financial Officer since November 1988, Treasurer since 1991, and a Director since November 1994, of MEDIQ. He has also served as Vice President and Chief Financial Officer of PCI Services, Inc. since September 1991. He has served as Vice President of PRN Holdings, Inc. ("PRN"), a wholly-owned subsidiary of MEDIQ, since May 1992, and also served as Chief Financial Officer of PRN from January 1989 to September 1992. Mr. Sandler also serves as a director of Mental Health Management, Inc. and InnoServ Technologies, Inc.

     Mr. Burns, a certified public accountant, has been Vice President, Chief Financial Officer and Treasurer of the Company since August 1994. From 1984 to August 1994, Mr. Burns served as Vice President - Finance for Tetley, Inc. (tea and coffee manufacturer), a subsidiary of Allied-Lyons PLC.

     Mr. LeDuc has been Vice President - Materials Management of the Company since May 1991. He served as Vice President - Shareholder Relations of the Company from July 1990 to May 1991.

     Mr. Manheimer has been Vice President - Sales of the Company since 1990. He was formerly Executive Vice President - Sales of Mercury Foam Corp. (manufacturer of health and beauty aids) from 1983 to 1990.

     Mr. McGrath has been Vice President - Regulatory Affairs and Technical Services of the Company since August 1994, and was Vice President - Operations of the Company from July 1993 to August 1994. He served as Director of Quality Assurance and Quality Control of the Company from September 1992 to June 1993. Mr. McGrath served as Director of Quality Assurance of Circa Pharmaceutical Co., Inc. (pharmaceutical manufacturer) from May 1991 to July 1992. He also served as Vice President - Technical Services for Nice-Pak Products (pharmaceutical, device and consumer products manufacturer) from March 1990 to May 1991. He also served as President and General Manager of NASKA Pharmacal Co., Inc. (pharmaceutical manufacturer), a division of Rugby/Darby Group Companies, Inc., from March 1985 to March 1990.

     Mr. Zakin has been Vice President - Marketing of the Company since June 1993. He served as General Manager of the Company from September 1992 to June 1993 and Vice President - Marketing of the Company from July 1990 to September 1992. Mr. Zakin was formerly a consultant to the Company from 1988 to 1990.

     Mr. Bill has been Vice President - Operations of Optopics Laboratories Division of the Company since June 1993. Mr. Bill was the Facilities Manager of NASKA Pharmacal Co., Inc. (pharmaceutical manufacturer), a division of Rugby/Darby Group Companies, Inc. from March 1989 to May 1993. Mr. Bill previously held various production and plant operations management positions for Lederle Laboratories (pharmaceutical manufacturer), a Division of American Cynamid.

Other Key Employees

    In addition to the directors and executive officers listed above, the following person is also expected to make significant contributions to the business of the Company:

Name and Age                  Principal Occupation or Employment during the Last five Years
------------                  -------------------------------------------------------------
Joseph F. Callaghan          President and Chief Operating Officer, Powers Pharmaceutical
       53                    Corporation (a subsidiary of the Company)



Item 11. Executive Compensation.

Summary Compensation Table

    The following table sets forth certain information regarding compensation paid during each of the last three fiscal years to the Company's Chief Executive Officer and each of the Company's other executive officers whose annual compensation for fiscal 1995 exceeded $100,000.



                                                                Long-Term
                                        Annual Compensation     Compensation
                                        -------------------     ------------
Name and                                                        Stock          All Other
Principal Position             Year     Salary    Bonus         Options(#)     Compensation
------------------             ----     ------    -----         ----------     ------------
Donald E. Lepone(1)             1995   $290,000   $100,000          --        $  7,000(3)
  President and Chief           1994    265,000    309,000(2)    500,000        11,000
   Executive Officer            1993    220,000       --            --          10,000

Richard C. Zakin(1)             1995   $157,000   $ 39,000        20,000      $  6,000(4)
  Vice President - Marketing    1994    143,000    205,000(2)       --          10,000
                                1993    110,000       --          20,000         9,000

John J. Manheimer(5)            1995   $143,000   $ 25,000       $20,000      $  6,000(6)
  Vice President - Sales        1994    140,000     20,000          --           8,000
                                1993    123,000     25,000        20,000         6,000

Robert F. Burns                 1995   $127,000   $ 14,000        10,000      $  2,000(7)
  Vice President, Chief         1994     10,000       --            --             --
  Financial Officer and
  Treasurer

James W. McGrath                1995   $106,000   $ 10,000      $ 10,000      $  5,000(8)
Vice President - Operations     1994    103,000     10,000          --           6,000
                                1993     78,000       --           5,000           --


----------------
(1) The Company has employment agreements with Messrs. Lepone and Zakin, expiring in 1998 and 1997, respectively, pursuant to which they are currently entitled to receive annual base salaries of $309,750 and $160,000, respectively, and may also receive incentive compensation, depending upon their and the Company's performance.

(2) Includes the value of stock awarded as bonus compensation pursuant to employment agreements with the Company in the amounts of $143,000 and $86,000 for Messrs. Lepone and Zakin, respectively.

(3) Includes approximately $4,900 representing the Company's contributions to the Employees' Saving Plan account of Mr. Lepone, $800 of automobile expenses and $1,400 of group life expenses.

(4) Includes approximately $4,700 representing the Company's contributions to the Employees' Saving Plan account of Mr. Zakin, $500 of automobile expenses and $300 of group life expenses.

(5) The Company has an employment arrangement with Mr. Manheimer, pursuant to which he is currently entitled to receive an annual base salary of $145,000, and may also receive incentive compensation, depending upon the Company's performance.

(6) Includes approximately $4,900 representing the Company's contributions to the Employees' Savings Plan account of Mr. Manheimer, $300 of automobile expenses and $800 of group life expenses.

(7) Includes approximately $100 representing the Company's contributions to the Employees' Saving Plan account of Mr. Burns, $100 of group life expenses and $1,600 of moving expenses.

(8) Includes approximately $3,600 representing the Company's contributions to the Employees' Saving Plan account of Mr. McGrath and $900 of group life expenses.



Stock Options

     The following table summarizes stock options granted during fiscal 1995 to the executive officers listed in the Summary Compensation Table. No options were granted to Mr. Lepone in fiscal 1995.

                        Option Grants in Last Fiscal Year

                                                                                                       Potential
                                                                                                   Realizable Value
                                                                                                      at Assumed
                                                                                                    Annual Rates of
                                                                                                       Stock Price
                                                                                                     Appreciation for
                                          Individual Grants                                           Option Term(1)
-----------------------------------------------------------------------------------------------   --------------------
                                          Percent of Total
                                               Options
                                             Granted to          Exercise or
                        Options             Employees in         Base Price          Expiration
   Name              Granted(#)(2)           Fiscal Year           ($/Sh)               Date         5% ($)      10% ($)
---------           --------------           -----------         ---------           ----------      ------      -------
Mr. Lepone                 --                  --                   --                   --            --          --

Mr. Zakin                20,000                33.3%                9.375             12/18/99       $52,000     $114,000

Mr. Manheimer            20,000                33.3%                9.375             12/18/99       $52,000     $114,000

Mr. Burns                10,000                16.7%                9.6875           9/21/2000       $27,000     $ 59,000

Mr. McGrath              10,000                16.7%                9.50              10/31/99       $26,000     $ 58,000

----------------

(1) The information in these columns illustrates the value that might be realized upon exercise of the options assuming the specified compound rates of appreciation of the Company's Common Stock over the term of the options. The potential realizable value columns are based on the total amount of options granted. However, the total amount may not become exercisable (see
    Note 2). In addition, the amounts reflected do not take into account amounts required to be paid for federal or state income taxes or option provisions regarding termination of the option following termination of employment or nontransferability requirements. These amounts were calculated based on requirements of the Securities and Exchange Commission and do not necessarily reflect the Company's estimate of future stock price growth.

(2) The options indicated become exercisable in 20% installments over a five year period commencing on the grant date.

    The following table provides information relating to the value of unexercised options held by the executive officers listed in the Summary Compensation Table at the end of fiscal 1995. No options were exercised by the executive officers included in the Summary Compensation Table in fiscal 1995.


              Value of Unexercised Stock Options at Fiscal Year End

                      Total Number of              Value of Unexercised
                       Unexercised                 In-The-Money Options
                        Options(#)                    at Year End(1)

                   Exercisable  Unexercisable   Exercisable   Unexercisable
                   -----------  -------------   -----------   -------------
Mr. Lepone           150,000        400,000       $200,000          --
Mr. Zakin             41,000         24,000        102,500       $10,000
Mr. Manheimer         31,000         24,000         62,500        10,000
Mr. McGrath            5,000         10,000          1,000         4,000
Mr. Burns              2,000          8,000          1,000         2,500

------------------
(1) Represents the difference between the exercise price of the options and the closing price of the Company's Common Stock at September 29, 1995 (the last trading day of the fiscal year).

Compensation of Directors

    Directors who are employees of the Company receive no additional compensation for their service as directors or as members of Committees of the Board. Non-employee directors receive an annual director's fee of $10,000 for their services in such capacities. In addition, each non-employee director received in August 1991, options under the Company's 1988 Stock Option Plan to acquire 25,000 shares of the Company's Common Stock at a price of $6.00 per share, vesting in five equal annual installments.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

    The following table sets forth, as of January 1, 1996 the beneficial ownership of shares of the Company's common stock, par value $.001 per share by each of the directors of the Company, each executive officer named in the Summary Compensation Table (included elsewhere herein) and by all directors and officers of the Company as a group.


                                                                  Percent
                                                   Number         of Class
Name                                            of Shares (1)   Outstanding(2)
----                                            -------------   -------------
Bernard J. Korman                                  55,539(3)         *
Donald E. Lepone                                  546,345(4)       6.8%
Michael F. Sandler(5)                              22,880(6)         *
Donald M. Gleklen                                  37,000(3)         *
Frederick W. McCarthy                              25,000(3)         *
Dennis M. Newnham                                  27,000(3)         *
Robert F. Burns                                     2,000(7)         *
John J. Manheimer                                  35,589(8)         *
James W. McGrath                                    7,259(9)         *
Richard C. Zakin                                   99,247(10)       1.2%
All directors and officers as a group
 (13 persons)                                   1,011,106(11)      11.4%

------------
*    Less than one percent.
(1) Except as otherwise indicated below, all shares are beneficially owned, and sole investment and voting power is held, by the person named.
(2) All percentages are rounded to the nearest tenth, and are based upon the number of shares outstanding, including, as appropriate, the shares referred to in the notes below.
(3)  Includes options to acquire 25,000 shares of Common Stock.
(4)  Includes options to acquire 150,000 shares of Common Stock.
(5) Mr. Sandler is an officer and director of MEDIQ. Any shares, the beneficial ownership of which may be attributable to Mr. Sandler by virtue of his relationships with MEDIQ, have not been included.
(6)  Includes options to acquire 20,000 shares of Common Stock.
(7)  Represents options to acquire shares of Common Stock.
(8)  Includes options to acquire 35,000 shares of Common Stock.
(9)  Includes options to acquire 7,000 shares of Common Stock.
(10) Includes options to acquire 45,000 shares of Common Stock.
(11) Includes options to acquire an aggregate of 380,000 shares of Common Stock (including the options described above).

     MEDIQ Investment Services, Inc., a wholly-owned subsidiary of MEDIQ, is the owner of 4,037,258 shares, or approximately 47%, of the outstanding Common Stock. Bessie G. Rotko, Michael J. Rotko, Judith M. Shipon, Lionel Felzer and Provident National Bank, as Trustees under an Agreement of Trust dated November 18, 1983, are the indirect beneficial owners of approximately 52% of MEDIQ's outstanding voting power, and may therefore be deemed "controlling persons" of MEDIQ. The address of the Trustees is c/o Lionel Felzer, MEDIQ Incorporated, One MEDIQ Plaza, Pennsauken, New Jersey 08110. A portion of the shares of the Company's Common Stock owned by MEDIQ is subject to exchange for outstanding MEDIQ debentures and a portion is pledged by MEDIQ as collateral for certain MEDIQ indebtedness. The Board of Directors of MEDIQ is currently in the process of exploring alternative ways to maximize MEDIQ's shareholder value, which could include the disposition of its holdings in the Company.

    According to a filing with the Securities & Exchange Commission, Warburg, Pincus Counsellors, Inc. is the beneficial owner of an aggregate of 596,100 shares, or approximately 7% of the outstanding shares of Common Stock. The address of such stockholder is 466 Lexington Avenue, New York, New York 10017.

    Except as set forth above, the Company is not aware of any person or entity which is the beneficial owner of more than five percent of the Common Stock.

Ownership of MEDIQ Voting Stock

    Set forth below is information concerning the ownership of shares of MEDIQ common stock, par value $1.00 per share ("MEDIQ Common Stock"), and MEDIQ series A preferred stock, par value $.50 per share ("MEDIQ Preferred Stock"), for each of the directors of the Company, each executive officer named in the Summary Compensation Table (included elsewhere herein) and for all directors and officers of the Company as a group.

                                       Common Stock                          Preferred Stock
                                       ------------                          ---------------
                               Number          Percent of Class         Number         Percent of Class
Name                        of Shares(1)        Outstanding(2)        of Shares(1)      Outstanding(2)
----                        ------------        --------------        ------------      --------------

Bernard J. Korman            2,052,411(3)           10.9%               801,030(4)           12.6%
Donald E. Lepone                18,327                *                     --                 --
Michael F. Sandler             175,594(5)             *                     --                 --
Donald M. Gleklen               10,000                *                     --                 --
Frederick W. McCarthy             --                 --                     --                 --
Dennis M. Newnham                 --                 --                     --                 --
Robert F. Burns                   --                 --                     --                 --
John J. Manheimer                  500                *                     --                 --
James W. McGrath, Jr              --                 --                     --                 --
Richard C. Zakin                  --                 --                     --                 --

All directors and officers
as a group (13 persons)      2,393,724(6)           12.6%               801,030(4)           12.6%

------------------
*   Less than one percent.
(1) Except as otherwise indicated below, all shares are beneficially owned, and sole investment and voting power is held, by the person named.
(2) All percentages are rounded to the nearest tenth, and are based upon the number of shares outstanding, including, as appropriate, the shares referred to in the notes below.
(3) Includes 899,681 shares which may be acquired upon exercise of stock options, acquired upon conversion of convertible debentures and held in retirement accounts; 21,204 shares held by Mr. Korman as custodian for his children, and 36,800 shares owned by Mr. Korman's spouse. This amount excludes the 801,030 shares of Preferred Stock owned by Mr. Korman which may be converted into Common Stock on a one for one basis. The address of Mr. Korman is 3001 Red Lion Road, Philadelphia, PA 19114.
(4) Includes 21,204 shares held by Mr. Korman as custodian for his children.
(5) Includes shares held in retirement accounts and shares which may be acquired upon exercise of stock options.
(6) Includes shares held in retirement accounts, shares which may be acquired upon exercise of stock options and the shares referred to in notes 3 and 4 above.

Item 13. Certain Relationships and Related Transactions.

     The Company and MEDIQ have a services agreement under which the Company obtains certain legal, financial and management services from MEDIQ. For the fiscal year ended September 30, 1995, the Company paid MEDIQ $100,000 pursuant to such services agreement. The Company has agreed, pursuant to a tax allocation/sharing agreement, to reimburse MEDIQ for any future tax assessment against MEDIQ resulting from the Company's operations, and the Company will be reimbursed by MEDIQ for any future tax benefit derived by MEDIQ resulting from the Company's operations, for periods of time during which the Company was a member of MEDIQ's consolidated group. The Company was included in MEDIQ's consolidated group until MEDIQ's ownership was reduced from 81.7% to below 50% in August 1991. The Company obtains certain of its insurance through MEDIQ's insurance program. Insurance premiums under such programs were $409,000 for the fiscal year ended September 30, 1995.

                                   SIGNATURES


Pursuant to requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: January 26, 1996           NUTRAMAX PRODUCTS, INC.



                             By:  \s\Robert F. Burns
                                ------------------------------------------
                                 Robert F. Burns
                                 Vice President, Treasurer and
                                 Chief Financial Officer

                                   SIGNATURES


Pursuant to requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:                                      NUTRAMAX PRODUCTS, INC.



                                  By:
                                       ----------------------------------
                                       Robert F. Burns
                                       Vice President, Treasurer and
                                       Chief Financial Officer