Form 10-Q
period 1995-12-30
NUTRAMAX PRODUCTS INC /DE/
filed 1996-02-13
CIK 818467

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                        ---------------------------------

                                    FORM 10-Q


   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

For the quarterly period ended: December 30, 1995
                                                 Commission File Number: 0-18671



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



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

As of February 12, 1996 there were 8,519,952 shares of Common Stock, par value $.001 per share, outstanding.

                    NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES

                     Thirteen Weeks Ended December 30, 1995




PART I.  FINANCIAL INFORMATION:


  Item 1.  Financial Statements.

    Condensed Consolidated Statements of Operations - (Unaudited)
      Thirteen Weeks Ended December 30, 1995 and December 31, 1994                          4

    Condensed Consolidated Balance Sheets -
      December 30, 1995 (Unaudited) and September 30, 1995                                  5

    Condensed Consolidated Statements of Cash Flows -
      Thirteen Weeks Ended December 30, 1995 and December 31, 1994 (Unaudited)              6

    Notes to Condensed Consolidated Financial Statements (Unaudited)                      7-8

  Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations.                             9-11


PART II.  OTHER INFORMATION                                                                11

                    NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES

                     Thirteen Weeks Ended December 30, 1995



PART I.   FINANCIAL INFORMATION

      Item 1.   Financial Statements.


                    NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                      Thirteen Weeks Ended
                                                      --------------------
                                                  December 30,      December 31,
                                                      1995              1994
                                                  ------------      ------------
NET SALES                                         $18,148,000       $15,123,000

COST OF SALES                                      12,571,000        10,521,000
                                                   ----------        ----------
GROSS PROFIT                                        5,577,000         4,602,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES        2,806,000         2,204,000
                                                   ----------        ----------
OPERATING INCOME                                    2,771,000         2,398,000

OTHER CREDITS (CHARGES):
  Interest expense                                   (330,000)         (359,000)
  Other                                              (224,000)          118,000
                                                   ----------        ----------
INCOME BEFORE INCOME TAX EXPENSE                    2,217,000         2,157,000

INCOME TAX EXPENSE                                    887,000           919,000
                                                   ----------        ----------
NET INCOME                                         $1,330,000        $1,238,000
                                                   ==========        ==========

EARNINGS PER SHARE                                $       .16       $       .15
                                                   ==========        ==========
WEIGHTED AVERAGE SHARES OUTSTANDING                 8,520,000         8,520,000
                                                   ==========        ==========





         See notes to condensed consolidated financial statements.

                    NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                             December 30,    September 30,
                                                 1995           1995
                                             ------------    -------------
                                             (Unaudited)     (See Note)
ASSETS
CURRENT ASSETS:
   Cash                                      $   602,000      $   503,000
   Accounts receivable, net                    9,487,000        9,050,000
   Inventories                                15,057,000       12,497,000
   Deferred income taxes                         885,000          977,000
   Prepaid expenses and other                    315,000          525,000
                                             -----------      -----------

       TOTAL CURRENT ASSETS                   26,346,000       23,552,000

PROPERTY, PLANT AND EQUIPMENT, net            24,647,000       23,714,000
GOODWILL, net                                 13,830,000       13,978,000
OTHER ASSETS                                   1,882,000        1,830,000
                                             -----------      -----------
                                             $66,705,000      $63,074,000
                                             ===========      ===========



LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                          $ 6,083,000      $ 6,191,000
   Accrued payroll and related taxes             623,000          366,000
   Accrued expenses - other                    1,135,000          939,000
   Current portion of long-term debt           1,904,000        1,904,000
                                             -----------      -----------
       TOTAL CURRENT LIABILITIES               9,745,000        9,400,000

LONG-TERM DEBT, less current maturities       14,397,000       12,550,000
OTHER LONG TERM LIABILITIES                      312,000          312,000
DEFERRED INCOME TAXES                          1,688,000        1,579,000

STOCKHOLDERS' EQUITY                          40,563,000       39,233,000
                                             -----------      -----------
                                             $66,705,000      $63,074,000
                                             ===========      ===========


Note: The balance sheet at September 30, 1995 has been condensed from the audited financial statements at that date.





           See notes to condensed consolidated financial statements.

                    NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                                Thirteen Weeks Ended
                                                             ---------------------------
                                                             December 30,   December 31,
                                                                 1995          1994
                                                             -----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                              $ 1,330,000    $ 1,238,000
     Adjustments to reconcile net income to net cash
       provided by operating activities                        1,221,000        908,000
     Increase (decrease), net of effect from acquisitions:
       Accounts receivable                                       585,000      1,488,000
       Inventories                                            (1,433,000)      (915,000)
       Prepaid expenses and other                                211,000        161,000
       Accounts payable                                          176,000       (452,000)
       Accrued payroll and related taxes                         126,000        (59,000)
       Accrued expenses - other                                 (306,000)      (554,000)
       Federal and state taxes payable                           397,000        579,000
                                                               ---------      ---------
Net cash provided by operating activities                      2,307,000      2,394,000


CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property, plant and equipment               (1,359,000)    (1,260,000)
     Acquisition, net of cash acquired                        (2,538,000)          --
     Deferred Costs                                             (158,000)      (119,000)
     Other                                                          --           90,000
                                                               ---------      ---------
Net cash used in investing activities                         (4,055,000)    (1,289,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings                                                2,325,000           --
     Debt repayments                                            (478,000)    (1,007,000)
                                                               ---------      ---------
Net cash provided by (used in) financing activities            1,847,000     (1,007,000)
                                                               ---------      ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              99,000         98,000

CASH AND CASH EQUIVALENTS:
     Beginning of period                                         503,000        376,000
                                                               ---------      ---------
     End of period                                           $   602,000    $   474,000
                                                             ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid                                           $   316,000    $   323,000
                                                             ===========    ===========
     Income taxes paid                                       $   304,000    $   186,000
                                                             ===========    ===========

           See notes to condensed consolidated financial statements.

                    NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note A -  Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of December 30, 1995 and the condensed consolidated statements of operations and cash flows for the thirteen weeks ended December 30, 1995 and December 31, 1994 have been prepared by the Company, without audit. In the opinion of the Company, all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 30, 1995, and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 1995 Annual Report on Form 10-K. The results of operations for the period ended December 30, 1995 are not necessarily indicative of the operating results for the full year.


Note B - Acquisition

Effective October 23, 1995 the Company acquired substantially all of the assets and assumed certain liabilities of Mi-Lor Corporation, Professional Brushes, Inc.and Codent Dental Products, Inc. which manufacture and market toothbrushes, dental floss and related products for the store brand markets. The purchase price consisted of $1,800,000 in cash, liabilities assumed of $363,000 and related expenses of approximately $375,000.


Note C - Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market.

                                   December 30,   September 30,
                                       1995           1995
                                   ------------   ------------
Raw materials                      $  5,948,000   $  5,278,000
Finished goods                        7,514,000      6,088,000
Work-in-process                         878,000        417,000
Machine parts and factory supplies      717,000        714,000
                                   ------------   ------------
                                   $ 15,057,000   $ 12,497,000
                                   ============   ============

                 NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


Note D - Long-Term Debt

On December 30, 1995, the Company's revolving credit facility was increased $1,000,000 to $9,000,000. As of December 30, 1995, $7,400,000 was outstanding under the Company's revolving credit facility and $1,300,000 of credit was available based on management estimates. Additionally, as of November 30, 1995 the LIBOR interest rate option on the revolving credit facility and term loans with State Street Bank was reduced to LIBOR plus 1.5% and LIBOR plus 2.25%, respectively.


Note E - Special Committee

The Board of Directors of MEDIQ Incorporated ("MEDIQ"), a 47% owner of the Company, has undertaken a process of exploring alternative ways to maximize MEDIQ's shareholder value, which could include the disposition of its holdings in the Company. In fiscal 1995, the Company formed a Special Committee of its Board of Directors to explore strategic alternatives for the Company. The Special Committee retained Wasserstein Parella & Co. as financial advisors to seek opportunities for the Company to enhance shareholder value. The financial statements for the current period reflect a charge of $161,000 before taxes related to the activities of the Special Committee.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion addresses the financial condition of the Company as of December 30, 1995 and its results of operations for the thirteen week period then ended, compared with the thirteen weeks ended December 31, 1994. This discussion should be read in conjunction with the Management's Discussion and Analysis section included in the Company's Annual Report on Form 10-K for the year ended September 30, 1995 (pages 8-10) to which the reader is directed for additional information.

Results of Operations

     On October 23, 1995, the Company acquired substantially all of the assets and assumed certain liabilities of Mi-Lor Corporation, Professional Brushes, Inc and Codent Dental Products, Inc.. This acquisition represents the Company's introduction of its Oral Care product line.

     The following table sets forth for the periods indicated the percentage relationship that items in the Company's Condensed Consolidated Statements of Operations bear to net sales.

                                                           Thirteen Weeks Ended
                                                           ---------------------
                                                           Dec. 30,     Dec. 31,
                                                             1995         1994
                                                           --------     --------
NET SALES                                                     100%         100%
COST OF SALES                                                  69           70
                                                               --           --
GROSS PROFIT                                                   31           30
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                   16           14
                                                               --           --
OPERATING INCOME                                               15           16
OTHER CREDITS (CHARGES)                                        (3)          (2)
                                                               --           --
INCOME BEFORE INCOME TAX EXPENSE                               12           14
INCOME TAX EXPENSE                                              5            6
                                                               --           --
NET INCOME                                                      7%           8%
                                                               ==           ==

First Quarter 1996 Compared to First Quarter 1995

     Net sales for the first quarter of 1996 were $18,148,000, an increase of $3,025,000, or 20%, over the prior year period sales of $15,123,000. The increase in net sales was primarily attributable to sales of the new Adult Nutritional products, which were introduced in March 1995, and Oral Care products as well as strong sales of Feminine Hygiene and Cough/Cold products resulting from increased volume.

     Gross profit for the first quarter of 1996 increased to 31% of net sales, as compared to 30% for the prior year period. The increase was primarily attributable to increased operating leverage related to an increase in cough/cold products volume and reductions in certain raw material costs.

     Selling, general and administrative expenses for the first quarter of 1996 were $2,806,000, an increase of $602,000, or 27%, over the prior year period expenses of $2,204,000. As a percentage of net sales, selling, general and administrative expenses increased to 16% in the current period as compared to 14% in the same period of 1995. These increases were primarily attributable to commissions and freight expenses associated with increased sales and higher costs associated with the Adult Nutritional category.

     Interest expense for the first quarter of 1996 was $330,000, as compared to $359,000 for the prior year period. This decrease was attributable to lower interest rates on lower average debt balances for the period.

     Other charges for the first quarter of 1996 were $224,000, primarily consisting of costs associated with the Special Committee of the Board of Directors and Wasserstein, Parella & Co., it's financial advisors. The prior year quarter included $118,000 related to the gain on the sale of equipment.

     The effective income tax rate for the first quarter of 1996 was 40%, as compared to 43% in the prior year period. The decrease relates to the implementation of tax planning strategies undertaken in 1995 to maximize state tax benefits.


Liquidity and Capital Resources

     As of December 30, 1995, the Company had working capital of $16,601,000, including cash of $602,000. Net cash provided by operating activities was $2,307,000 for the quarter ended December 30, 1995, as compared to $2,394,000 in the prior year period.

     Net cash used in investing activities for the first quarter of 1996 consisted primarily of the MiLor acquisition for $2,538,000 and capital expenditures of $1,359,000. The Company anticipates capital expenditures of approximately $4,500,000 during the remainder of 1996 for the purchase of machinery and equipment for increased capacity.

     Net cash provided by financing activities was $1,847,000 for the first quarter of 1996, consisting of $2,325,000 of borrowings primarily attributable to the Mi-Lor acquisition, partially offset by $478,000 of debt repayments on the credit facility.

     On December 30, 1995, the Company's revolving credit facility was increased $1,000,000 to $9,000,000. As of December 30, 1995, $7,400,000 was outstanding under the Company's revolving credit facility and $1,300,000 of credit was available based on managements estimates. Additionally, as of November 30, 1995 the LIBOR interest rate option on the revolving credit facility and term loans with State Street Bank was reduced to LIBOR plus 1.5% and LIBOR plus 2.25%, respectively.

     The Company believes that its existing working capital, anticipated funds to be generated from future operations and the funds available under the revolving credit facility, will be sufficient to meet all of the Company's operating and capital needs for the foreseeable future. However, depending upon future growth of the business, additional financing may be required.

PART II.  OTHER INFORMATION

ITEM VI. EXHIBITS & REPORTS ON FORM 8-K
         (a)  Exhibits:
              Exhibit 27 - Financial Data Schedule appears on page 13.

         (b)  Reports on Form 8-K:
              No reports on Form 8-K filed in the quarter ended December 30,
              1995

                    NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES
                     Thirteen Weeks Ended December 30, 1995





                                SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                       NutraMax Products, Inc.
                                       -----------------------
                                           (Registrant)





February 13, 1996
-----------------
    (Date)                              /s/ Robert F. Burns
                                       ----------------------------
                                       Robert F. Burns
                                       Vice President and
                                       Chief Financial Officer