Form 10-Q
period 1996-03-30
NUTRAMAX PRODUCTS INC /DE/
filed 1996-05-13
CIK 818467

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                        ---------------------------------

                                    FORM 10-Q


   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

For the quarterly period ended: March 30, 1996   Commission File Number: 0-18671



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



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

As of May 9, 1996 there were 8,521,452 shares of Common Stock, par value $.001 per share, outstanding.

                    NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES

                       Thirteen Weeks Ended March 30, 1996





PART I.  FINANCIAL INFORMATION:


  Item 1.  Financial Statements.

      Condensed Consolidated Statements of Operations -
        Thirteen Weeks and Twenty-Six Weeks ended March 30, 1996
        and April 1, 1995 (Unaudited)                                        4

      Condensed Consolidated Balance Sheets -
        March 30, 1996 (Unaudited) and September 30, 1995                    5

      Condensed Consolidated Statements of Cash Flows -
        Twenty-Six Weeks ended March 30, 1996 and April 1, 1995              6

      Notes to Condensed Consolidated Financial Statements (Unaudited)     7-8

  Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations.                9-12



PART II.  OTHER INFORMATION

  Item 6.   Exhibits and Reports on Form 8-K                                12

                    NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES

                       Thirteen Weeks Ended March 30, 1996





                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements.

                    NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                    Thirteen Weeks Ended              Twenty-Six Weeks Ended
                                                  March 30,       April 1,           March 30,        April 1,
                                                    1996            1995               1996             1995
                                                -----------     -------------      -----------       -----------
NET SALES                                      $ 19,824,000      $ 15,055,000      $ 37,972,000      $ 30,178,000

COST OF SALES                                    14,279,000        10,776,000        26,849,000        21,297,000
                                               ------------      ------------      ------------      ------------

GROSS PROFIT                                      5,545,000         4,279,000        11,123,000         8,881,000

SELLING, GENERAL & ADMINISTRATIVE EXPENSES        2,888,000         2,192,000         5,695,000         4,396,000
                                               ------------      ------------      ------------      ------------

OPERATING INCOME                                  2,657,000         2,087,000         5,428,000         4,485,000

OTHER CREDITS (CHARGES):
      Interest expense                             (361,000)         (382,000)         (691,000)         (741,000)
      Other                                         (76,000)          110,000          (300,000)          228,000
                                               ------------      ------------      ------------      ------------

INCOME BEFORE INCOME TAX EXPENSE                  2,220,000         1,815,000         4,437,000         3,972,000

INCOME TAX EXPENSE                                  858,000           704,000         1,745,000         1,623,000
                                               ------------      ------------      ------------      ------------

NET INCOME                                     $  1,362,000      $  1,111,000      $  2,692,000      $  2,349,000
                                               ============      ============      ============      ============

EARNINGS PER SHARE                             $        .16      $        .13      $        .32      $        .28
                                               ============      ============      ============      ============

WEIGHTED AVERAGE SHARES OUTSTANDING               8,520,000         8,520,000         8,520,000         8,520,000
                                               ============      ============      ============      ============


            See notes to condensed consolidated financial statements.

                    NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  March 30,       September 30,
                                                                                    1996              1995
                                                                                -----------      -------------
                                                                                (Unaudited)        (See Note)
                                     ASSETS
CURRENT ASSETS:
      Cash                                                                      $        --        $   503,000
      Accounts receivable, net                                                    9,816,000          9,050,000
      Inventories                                                                16,679,000         12,497,000
      Deferred income taxes                                                         907,000            977,000
      Prepaid expenses and other                                                    424,000            525,000
                                                                                -----------        -----------

             TOTAL CURRENT ASSETS                                                27,826,000         23,552,000

PROPERTY, PLANT AND EQUIPMENT, net                                               26,914,000         23,714,000
GOODWILL, net                                                                    13,696,000         13,978,000
OTHER ASSETS                                                                      2,048,000          1,830,000
                                                                                -----------        -----------

                                                                                $70,484,000        $63,074,000
                                                                                ===========        ===========


                                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Accounts payable                                                          $ 4,839,000        $ 6,191,000
      Accrued payroll and related taxes                                             543,000            366,000
      Accrued expenses - other                                                      361,000            939,000
      Current maturities of long-term debt                                       12,544,000          1,904,000
                                                                                -----------        -----------

             TOTAL CURRENT LIABILITIES                                           18,287,000          9,400,000

LONG-TERM DEBT, less current maturities                                           8,185,000         12,550,000
DEFERRED INCOME TAXES AND OTHER LIABILITIES                                       2,087,000          1,891,000

STOCKHOLDERS' EQUITY                                                             41,925,000         39,233,000
                                                                                -----------        -----------

                                                                                $70,484,000        $63,074,000
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

                    NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                    Twenty-Six Weeks Ended
                                                                                  March 30,            April 1,
                                                                                    1996                 1995
                                                                                -----------            --------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income                                                             $ 2,692,000          $ 2,349,000
         Adjustments to reconcile net income to net cash
           provided by operating activities:
             Non cash items primarily depreciation and amortization               2,198,000            1,833,000
         Increase (decrease), net of effect from acquisition:
             Accounts receivable                                                    425,000              635,000
             Inventories                                                         (2,688,000)          (1,588,000)
             Prepaid expenses and other                                             101,000              251,000
             Accounts payable                                                    (1,069,000)          (1,047,000)
             Accrued payroll and related taxes                                       45,000             (117,000)
             Accrued expenses - other                                              (298,000)            (132,000)
             Federal and state taxes payable                                       (385,000)            (208,000)
                                                                                  ----------           ----------
Net cash provided by operating activities                                         1,021,000            1,976,000

CASH FLOWS FROM INVESTING ACTIVITIES:
         Acquisition-Oral Care, net of cash acquired                             (2,538,000)                  --
         Acquisition-feminine hygiene assets                                     (2,367,000)                  --
         Purchases of property and equipment                                     (2,490,000)          (2,199,000)
         Deferred packaging costs                                                  (395,000)             (94,000)
                                                                                 -----------         ------------
Net cash used in investing activities                                            (7,790,000)          (2,293,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
         Borrowings                                                               7,220,000              930,000
         Debt repayments                                                           (954,000)            (490,000)
                                                                                ------------         ------------
Net cash provided by financing activities                                         6,266,000              440,000
                                                                                ------------         -----------

NET INCREASE (DECREASE) IN CASH                                                    (503,000)             123,000

CASH:
         Beginning of period                                                        503,000              376,000
                                                                                ------------         -----------
         End of period                                                          $        --          $   499,000
                                                                                ============         ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Income taxes paid                                                      $ 1,932,000          $ 1,786,000
                                                                                ============         ===========
         Interest paid                                                          $   583,000          $   526,000
                                                                                ============         ===========



            See notes to condensed consolidated financial statements.

                    NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A -  Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of March 30, 1996, the condensed consolidated statements of operations for the thirteen and twenty-six weeks ended March 30, 1996 and April 1, 1995, and the condensed consolidated statements of cash flows for the twenty-six weeks then ended have been prepared by the Company without audit. In the opinion of the Company, all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 30, 1996, and for all periods presented, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 1995 Annual Report on Form 10-K. The results of operations for the period ended March 30, 1996 are not necessarily indicative of the operating results for the full year.

Note B - Acquisitions

Effective October 23, 1995, the Company acquired substantially all of the assets and assumed certain liabilities of Mi-Lor Corporation, Professional Brushes, Inc. and Codent Dental Products, Inc. ("Oral Care") which manufacture and market toothbrushes, dental floss and related products for store brand markets. The purchase price consisted of $1,800,000 in cash and liabilities assumed of $363,000, and the transaction resulted in related expenses of approximately $375,000.

On February 29, 1996, the Company purchased certain of the assets, including machinery and inventory, of the Hospital Specialties Division of the Tranzonic Companies related to the manufacture and sale of feminine hygiene products. The purchase price consisted of $2,367,000 in cash which was financed with long term debt (see Note D). The transaction has been accounted for by the purchase method of accounting.


Note C - Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market.

                                               March 30,        September 30,
                                                 1996               1995
                                              -----------       -------------
Raw materials                                 $ 7,360,000       $ 5,278,000
Finished goods                                  7,873,000         6,088,000
Work-in-process                                   678,000           417,000
Machine parts and factory supplies                768,000           714,000
                                              -----------       -----------
                                              $16,679,000       $12,497,000
                                              ===========       ===========

The inventory associated with the Oral Care and feminine hygiene acquisitions resulted in an increase in inventory of $2,696,000 as compared to September 30, 1995.

Note D - Long-Term Debt

On December 30, 1995, the Company's revolving credit facility was increased $1,000,000 to $9,000,000. On February 29, 1996, the revolving credit facility was increased an additional $1,000,000 to $10,000,000. The revolving credit facility was temporarily increased an additional $1,000,000 to $11,000,000 on March 27, 1996 in anticipation of an IDB (Note F) refinancing to take place. The temporary $1,000,000 line extension ended April 29, 1996. In addition, on February 29, 1996 the Company obtained a $2,750,000 term loan, with the same commercial lender, for the feminine hygiene acquisition (see Note
B), payable February 29, 1997 at interest rates comparable to the Company's existing line of credit, which as of November 30, 1995 was reduced to LIBOR plus 1.5%. The term loan interest rate was also reduced at the same time to LIBOR plus 2.25%.

Long term debt decreased $4,365,000 as a result of the transfer of the revolving credit facility and a mortgage to short term debt, offset by the additional lines recently obtained. The revolving credit facility expires in December 1996. The mortgage requires a final payment of approximately $670,000 on February
28, 1997. As of March 30, 1996, $9,980,000 was outstanding under the Company's revolving credit facility and $1,000,000 was available based on management estimates of eligible accounts receivable and inventory.

Note E - Special Committee

The Board of Directors of MEDIQ Incorporated ("MEDIQ"), a 47% owner of the Company, has undertaken a process of exploring alternative ways to maximize MEDIQ's shareholder value, which could include the disposition of its holdings in the Company. In fiscal 1995, the Company formed a Special Committee of its Board of Directors to explore strategic alternatives for the Company. The Special Committee retained Wasserstein Parella & Co. as financial advisors to seek opportunities for the Company to enhance shareholder value. The financial statements contain a charge of $23,000 and $184,000, before taxes, related to the activities of the Special Committee for the quarter and six month period respectively.

Note F - Subsequent Event

On May 3, 1996, the Company completed a $4,200,000 Massachusetts Industrial Finance Agency Variable Rate Industrial Development Revenue Bond financing ("IDB") for the purpose of partially funding the Oral Care acquisition and for capital expenditures made and scheduled to be made over the next twelve months for the Oral Care operation. As of May 3, 1996 $1,670,000 of the proceeds of the bond were used to partially repay a portion of the Company's existing credit facility. The variable interest rate on the bond at the time of closing was 3.9% and is payable monthly. Principal payments are funded monthly and are payable annually beginning May 1, 1997 at $400,000 per year, through May 1, 2003, $200,000 due May 1, 2004 and $100,000 per year thereafter through May 1, 2016. Proceeds received from the bond have been or will be used for new asset purchases at the Oral Care manufacturing operation. It is anticipated that all proceeds will be expended by December 31, 1996. The IDB is supported by a letter of credit with State Street Bank and Trust Company and contains certain financial covenants with respect to minimum quarterly net earnings, tangible net worth, indebtedness to net worth ratios and cash flows. The IDB contains certain restrictions including limiting capital expenditures, made for the Oral Care operation, to $10,000,000 over the next three years.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

         The following discussion addresses the financial condition of the Company as of March 30, 1996 and its results of operations for the thirteen and twenty-six week periods then ended, compared with the same periods last year. This discussion should be read in conjunction with the Management's Discussion and Analysis section included in the Company's Annual Report on Form 10-K for the year ended September 30, 1995 (pages 8-10) to which the reader is directed for additional information.

         Some of the information presented in this report constitutes forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operation, there can be no assurance that actual results will not differ materially from its expectations. Factors which could cause actual results to differ from expectations include the timing and amount of new product introductions by the Company, the timing of orders received from customers, the gain or loss of significant customers, changes in the mix of products sold, competition from brand name and other private label manufacturers, seasonal changes in the demand for the Company's products, increases in the cost of raw materials and changes in the retail market for health and beauty aids in general. For additional information concerning these and other important factors which may cause the Company's actual results to differ materially from expectations and underlying assumptions, please refer to the Company's Annual Report on Form 10-K for the year ended September 30, 1995 and other reports filed with the Securities and Exchange Commission.

Results of Operations

         On October 23, 1995, the Company acquired substantially all of the assets and assumed certain liabilities of Mi-Lor Corporation, Professional Brushes, Inc. and Codent Dental Products, Inc. ("Oral Care") which manufacture and market toothbrushes, dental floss and related products for the store brand market. The purchase price consisted of $1,800,000 in cash and liabilities assumed of $363,000, and the transaction resulted in related expenses of $375,000. This acquisition represents the addition of the Company's Oral Care product line.

         On February 29, 1996, the Company purchased certain of the assets, including machinery and inventory, of the Hospital Specialties division of the Tranzonic Companies related to the manufacture and sale of feminine hygiene products. The purchase price consisted of $2,367,000 in cash which was financed with long term debt (see Note D).

         The following table sets forth, for all periods indicated, the percentage relationship that items in the Company's Condensed Consolidated Statements of Operations bear to net sales.


                                                Thirteen Weeks Ended   Twenty-Six Weeks Ended
                                                --------------------   ----------------------
                                                March 30,    April 1,    March 30,    April 1,
                                                  1996        1995         1996        1995
                                                  ----        ----         ----        ----
NET SALES                                          100%        100%        100%        100%
COST OF SALES                                       72          72          71          71
                                                  ----        ----        ----        ----
GROSS PROFIT                                        28          28          29          29
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES        15          14          15          14
                                                  ----        ----        ----        ----
OPERATING INCOME                                    13          14          14          15
OTHER CREDITS (CHARGES)                             (2)         (2)         (2)         (2)
                                                  ----        ----        ----        ----
INCOME BEFORE INCOME TAX EXPENSE                    11          12          12          13
INCOME TAX EXPENSE                                   4           5           5           5
                                                  ----        ----        ----        ----
NET INCOME                                           7%          7%          7%          8%
                                                  ====        ====        ====        ====


Thirteen Weeks Ended March 30, 1996 Compared with Thirteen Weeks Ended April 1, 1995

         Net sales in 1996 increased $4,769,000 to $19,824,000, as compared to $15,055,000 for the prior year quarter. The increase in net sales was primarily attributable to $1,937,000 of sales of Oral Care products, $668,000 of sales of Adult Liquid Nutrition products (introduced in March 1995), Cough/Cold products which showed strength in both contract and private label sales accounted for $1,343,000, and Feminine Hygiene sales increased $674,000 which resulted from continued increases in market penetration.


         Gross profit for 1996 was $5,545,000 which was 28% of net sales, as compared to $4,279,000 for the prior year quarter, and as a percentage of net sales was comparable to the prior year quarter.

         Selling, general and administrative expenses for 1996 were $2,888,000, or 15% of net sales, as compared to $2,192,000, or 14% of net sales for the prior year quarter. The increase of $696,000 is primarily attributable to freight and commission expense related to increased sales. The percentage increase is related to product mix relative to freight costs for the quarter.

         Interest expense for 1996 was $361,000, as compared to $382,000 in the prior year quarter. This decrease was primarily attributable to lower interest rates.

         Other charges for the quarter were $76,000, primarily consisting of research and development costs. The prior year quarter was comprised primarily of gains on the sale of equipment.

         The effective income tax rate for the quarter was 39% which was comparable to the prior year quarter.

Twenty-Six Weeks Ended March 30, 1996 Compared with Twenty-Six Weeks Ended April 1, 1995

         Net sales for 1996 were $37,972,000, an increase of $7,794,000, or 26%, over sales of $30,178,000 in the prior year period. Of the increase, $3,460,000 was attributable to sales of Oral

Care, Adult Liquid Nutrition increased $1,728,000, Cough/Cold sales increased $1,872,000 and Feminine Hygiene products accounted for the majority of the remaining increase.

         Gross profit for 1996 was $11,123,000 or 29% of net sales, as compared to $8,881,000 for the prior year period, and as a percentage of net sales was comparable to the prior year period.

         Selling, general and administrative expenses for 1996 were $5,695,000 or 15% of net sales, as compared to $4,396,000, or 14% of net sales in the prior year period. The increase of $1,299,000 was primarily attributable to increased freight and commission expense related to the increased sales. The percentage increase was primarily attributable to product mix related to freight costs.
                    .
         Interest expense for 1996 was $691,000, as compared to $741,000 in the prior year period. This decrease was primarily attributable to lower interest rates.

         Other charges for 1996 were $300,000 primarily consisting of costs associated with the Special Committee of the Board of Directors and Wasserstein, Parella & Co., its financial advisors, as well as research and development costs.

         The effective income tax rate for the first twenty six weeks of fiscal 1996 was 39%, as compared to 41% in the prior year period. The decrease relates to the implementation of tax planning strategies undertaken in 1995 to maximize state tax benefits.

Liquidity and Capital Resources

         As of March 30, 1996 the Company had working capital of $9,452,000 as compared to working capital of $14,152,000 as of September 30, 1995. The decrease in working capital was primarily attributable to the reclassification of long-term debt to current debt offset by increased inventories and accounts receivable.

          Net cash provided by operating activities was $1,021,000 for the twenty-six weeks ended March 30, 1996, as compared to $1,976,000 in the prior year period. This decrease was primarily attributable to increased inventory levels to support anticipated sales growth of Oral Care and Adult Liquid Nutrition product categories.

         Net cash used in investing activities was $7,790,000 for 1996, consisting primarily of the Oral Care and feminine hygiene asset acquisitions and capital expenditures of $2,490,000. The assets associated with the Oral Care and feminine hygiene acquisitions resulted in an increase in net property, plant and equipment of $3,214,000 and in inventories of $2,696,000 as compared to September 30, 1995. The Company anticipates additional capital expenditures of approximately $3,500,000 for the remainder of fiscal 1996, $2,200,000 of which will be financed from the proceeds of the IDB (defined below). The remaining expenditures relate primarily to additional capacity and are expected to be financed through cash generated from operations.

         Net cash provided by financing activities was $6,266,000 for 1996, which consisted of borrowings under the line of credit facility of $7,220,000 primarily for the Oral Care and feminine hygiene asset acquisitions as well as equipment purchases, offset by debt repayments of $954,000.

         On December 30, 1995, the Company's revolving credit facility was increased $1,000,000 to $9,000,000. On February 29, 1996, the revolving credit facility was increased an additional $1,000,000 to $10,000,000. The revolving credit facility was temporarily increased an additional $1,000,000 to $11,000,000 on March 27, 1996 in anticipation of the IDB refinancing to take place. The temporary $1,000,000 line extension ended April 29, 1996. In addition, on February 29, 1996 the Company obtained a $2,750,000 term loan, with the same commercial lender, for the feminine hygiene acquisition (see Note B), payable February 29, 1997 at interest rates comparable to the Company's existing line of credit, which as of November 30, 1995 was reduced to LIBOR plus 1.5%. The term loan interest rate was also reduced at the same time to LIBOR plus 2.25%.

         On May 3, 1996, the Company completed a $4,200,000 Massachusetts Industrial Finance Agency Variable Rate Industrial Development Revenue Bond financing ("IDB") for the purpose of partially funding the Oral Care acquisition and for capital expenditures made and scheduled to be made over the next twelve months for the Oral Care operation. As of May 3, 1996 $1,670,000 of the proceeds of the bond were used to partially repay a portion of the Company's existing credit facility. The variable interest rate on the bond at the time of closing was 3.9% and is payable monthly. Principal payments are funded monthly and are payable annually beginning May 1, 1997 at $400,000 per year, through May 1, 2003, $200,000 due May 1, 2004 and $100,000 per year thereafter through May 1, 2016. Proceeds received from the bond have been or will be used for new asset purchases for the Oral Care manufacturing operation. It is anticipated that all proceeds will be expended by December 31, 1996. The IDB is supported by a letter of credit with State Street Bank and Trust Company and contains certain financial covenants with respect to minimum quarterly net earnings, tangible net worth, indebtedness to net worth ratios and cash flows. The IDB contains certain restrictions including limiting capital expenditures, made for the Oral Care operation, to $10,000,000 over the next three years.

         The Company believes that its existing working capital and anticipated funds to be generated from operations will be sufficient to meet the Company's operating and capital needs. Depending upon future growth of the business, additional financing may be required. In addition, it is anticipated that the balance of the Company's revolving credit facility due December 1996 will be refinanced at maturity.

PART II.  OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                  Exhibit 27 - Financial Data Schedule appears on page 14.

         (b)      Reports on Form 8-K.

                  No reports on Form 8-K were filed in the quarter ended March 30, 1996.

                    NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES
                       Thirteen Weeks Ended March 30, 1996


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                          NutraMax Products, Inc.
                                        ----------------------------
                                              (Registrant)





  May 9, 1996
- -----------------
    (Date)                                /s/ Robert F. Burns
                                        ------------------------------
                                            Robert F. Burns
                                            Vice President and
                                            Chief Financial Officer