Form 10-Q
period 1996-06-30
NUTRAMAX PRODUCTS INC /DE/
filed 1996-08-13
CIK 818467

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                        ---------------------------------

                                    FORM 10-Q


   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

For the quarterly period ended: June 29, 1996    Commission File Number: 0-18671



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



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

As of August 8, 1996 there were 8,527,752 shares of Common Stock, par value $.001 per share, outstanding.

                    NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES

                       Thirteen Weeks Ended June 29, 1996





PART I.  FINANCIAL INFORMATION:


  Item 1.  Financial Statements.

      Condensed Consolidated Statements of Operations -
        Thirteen Weeks and Thirty-Nine Weeks ended June 29, 1996
        and July 1, 1995 (Unaudited)                                        4

      Condensed Consolidated Balance Sheets -
        June 29, 1996 (Unaudited) and September 30, 1995                    5

      Condensed Consolidated Statements of Cash Flows -
        Thirty-Nine Weeks ended June 29, 1996 and July 1, 1995              6

      Notes to Condensed Consolidated Financial Statements (Unaudited)    7-9

  Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations.              10-14



PART II.  OTHER INFORMATION

  Item 6.   Exhibits and Reports on Form 8-K                               14

                    NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES

                       Thirteen Weeks Ended June 29, 1996



                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements.

                    NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                    Thirteen Weeks Ended                 Thirty-Nine Weeks Ended
                                                ---------------------------          --------------------------------
                                                  June 29,       July 1,              June 29,               July 1,
                                                    1996          1995                  1996                   1995
                                                -----------   -------------          -----------           ----------

NET SALES                                       $20,071,000     $15,184,000          $58,043,000           $45,362,000

COST OF SALES                                    14,473,000      11,321,000           41,322,000            32,618,000
                                                -----------     -----------          -----------           -----------

GROSS PROFIT                                      5,598,000       3,863,000           16,721,000            12,744,000

SELLING, GENERAL & ADMINISTRATIVE EXPENSES        3,105,000       2,158,000            8,800,000             6,554,000
                                                -----------     -----------          -----------           -----------

OPERATING INCOME                                  2,493,000       1,705,000            7,921,000             6,190,000

OTHER CREDITS (CHARGES):
      Interest expense                             (380,000)       (364,000)          (1,071,000)           (1,105,000)
      Other                                        (  8,000)         60,000             (308,000)              288,000
                                                ------------    -----------          ------------          -----------

INCOME BEFORE INCOME TAX EXPENSE                  2,105,000       1,401,000            6,542,000             5,373,000

INCOME TAX EXPENSE                                  826,000         544,000            2,571,000             2,167,000
                                                -----------     -----------          -----------           -----------

NET INCOME                                      $ 1,279,000     $   857,000          $ 3,971,000           $ 3,206,000
                                                ===========     ===========          ===========           ===========

EARNINGS PER SHARE                              $       .15     $       .10          $       .47           $       .38
                                                ===========     ===========          ===========           ===========

WEIGHTED AVERAGE SHARES OUTSTANDING               8,523,000       8,520,000            8,521,000             8,520,000
                                                ===========     ===========          ===========           ===========


            See notes to condensed consolidated financial statements.

                    NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                  June 29,       September 30,
                                                                                    1996             1995
                                                                                -----------      -------------
                                                                                (Unaudited)        (See Note)
                                                      ASSETS
CURRENT ASSETS:
      Cash                                                                      $   285,000        $   503,000
      Accounts receivable, net                                                   10,655,000          9,050,000
      Inventories                                                                17,052,000         12,497,000
      Deferred income taxes                                                         928,000            977,000
      Prepaid expenses and other                                                    465,000            525,000
                                                                                -----------        -----------
             TOTAL CURRENT ASSETS                                                29,385,000         23,552,000

PROPERTY, PLANT AND EQUIPMENT, net                                               27,789,000         23,714,000
RESTRICTED CASH                                                                   5,457,000                 --
GOODWILL, net                                                                    13,555,000         13,978,000
OTHER ASSETS                                                                      2,191,000          1,830,000
                                                                                -----------        -----------
                                                                                $78,377,000        $63,074,000
                                                                                ===========        ===========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Accounts payable                                                          $ 5,887,000        $ 6,191,000
      Accrued payroll and related taxes                                             904,000            366,000
      Accrued expenses - other                                                      321,000            939,000
      Current maturities of long-term debt                                       13,652,000          1,904,000
                                                                                -----------        -----------

             TOTAL CURRENT LIABILITIES                                           20,764,000          9,400,000

LONG-TERM DEBT, less current maturities                                          12,183,000         12,550,000
DEFERRED INCOME TAXES AND OTHER LIABILITIES                                       2,191,000          1,891,000

STOCKHOLDERS' EQUITY                                                             43,239,000         39,233,000
                                                                                -----------        -----------
                                                                                $78,377,000        $63,074,000
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

                    NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                                                    Thirty-Nine Weeks Ended
                                                                                -------------------------------
                                                                                  June 29,              July 1,
                                                                                    1996                 1995
                                                                                -----------            --------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income                                                             $ 3,971,000          $ 3,206,000
         Adjustments to reconcile net income to net cash
           provided by operating activities:
             Non cash items primarily depreciation and amortization               3,401,000            3,199,000
             Increase (decrease), net of effect of acquisitions:
                Accounts receivable                                                (360,000)             350,000
                Inventories                                                      (3,061,000)          (1,396,000)
                Prepaid expenses and other                                           65,000              444,000
                Accounts payable                                                    (21,000)          (1,373,000)
                Accrued payroll and related taxes                                   407,000             (146,000)
                Accrued expenses - other                                           (275,000)            (517,000)
                Federal and state taxes payable                                    (442,000)              93,000
                                                                                -----------           ----------
Net cash provided by operating activities                                         3,685,000            3,860,000

CASH FLOWS FROM INVESTING ACTIVITIES:
         Acquisition-Oral Care, net of cash acquired                             (2,723,000)                  --
         Acquisition-feminine hygiene assets                                     (2,367,000)                  --
         Restricted Cash                                                         (5,457,000)                  --
         Purchases of property and equipment                                     (3,979,000)          (2,818,000)
         Deferred packaging costs                                                  (588,000)            (406,000)
         Other                                                                          --               100,000
                                                                                -----------          -----------
Net cash used in investing activities                                           (15,114,000)          (3,124,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
         Borrowings                                                              12,878,000                   --
         Debt Repayments                                                         (1,497,000)            (965,000)
         Other                                                                     (170,000)                   --
                                                                                ------------          -----------
Net cash provided by (used in) financing activities                              11,211,000             (965,000)
                                                                                ------------         ------------

NET INCREASE (DECREASE) IN CASH                                                    (218,000)            (229,000)

CASH:
         Beginning of period                                                        503,000              376,000
                                                                                ------------         -----------
         End of period                                                          $   285,000          $   147,000
                                                                                ============         ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Income taxes paid                                                      $ 2,753,000          $ 1,786,000
                                                                                ============         ===========
         Interest paid                                                          $   912,000          $ 1,041,000
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

                    NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A -  Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of June 29, 1996, the condensed consolidated statements of operations for the thirteen and thirty-nine weeks ended June 29, 1996 and July 1, 1995, and the condensed consolidated statements of cash flows for the thirty-nine weeks then ended have been prepared by the Company without audit. In the opinion of the Company, all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 29, 1996, and for all periods presented, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 1995 Annual Report on Form 10-K. The results of operations for the period ended June 29, 1996 are not necessarily indicative of the operating results for the full year.

Note B - Acquisitions

Effective October 23, 1995, the Company acquired substantially all of the assets and assumed certain liabilities of Mi-Lor Corporation, Professional Brushes, Inc. and Codent Dental Products, Inc. ("Oral Care") which manufacture and market toothbrushes, dental floss and related products for store brand markets. The purchase price consisted of $1,800,000 in cash and liabilities assumed of $363,000, and the transaction resulted in related expenses of approximately $560,000.

On February 29, 1996, the Company purchased certain of the assets, including machinery and inventory, of the Hospital Specialties Division of the Tranzonic Companies related to the manufacture and sale of feminine hygiene products. The purchase price consisted of $2,367,000 in cash which was financed with long term debt (see Note E). The transaction has been accounted for by the purchase method of accounting.

Note C - Restricted Cash

In connection with the proceeds received from two Massachusetts Industrial Finance Agency Variable Rate Industrial Development Bonds ("IDB") (see Note E), a total of $5,457,000 of unused proceeds remained as invested cash as of June 29, 1996. Of this total, $1,957,000 is restricted for capital expenditures at the Oral Care facility in Florence, Massachusetts and $3,500,000 is restricted for capital expenditures at the Powers Pharmaceutical facility in Brockton, Massachusetts. The "IDB" restricts the investment vehicles available for the excess cash. As of June 29, 1996 the $3,500,000 was invested in Treasury Bills for two months at $99.2361 and the $1,957,000 was invested at 4.76% in a money market account.

                    NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note D - Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market.

                                                  July 29,      September 30,
                                                    1996           1995
                                                -----------     -------------
Raw materials                                   $ 7,400,000      $ 5,278,000
Finished goods                                    7,881,000        6,088,000
Work-in-process                                     781,000          417,000
Machine parts and factory supplies                  990,000          714,000
                                                -----------      -----------
                                                $17,052,000      $12,497,000
                                                ===========      ===========

The inventory associated with the Oral Care and feminine hygiene acquisitions resulted in an increase in inventory of $2,550,000 as compared to September 30, 1995.


Note E - Long-Term Debt

On December 30, 1995, the Company's revolving credit facility was increased $1,000,000 to $9,000,000. On February 29, 1996, the revolving credit facility was increased an additional $1,000,000 to $10,000,000. The revolving credit facility was temporarily increased an additional $1,000,000 to $11,000,000 on March 27, 1996 in anticipation of the "IDB" financing (see below) to take place. The temporary $1,000,000 line extension expired April 29, 1996. As of June 29, 1996, $7,929,000 was outstanding on the revolving credit facility and approximately $2,000,000 was available based on balances of eligible accounts receivable and inventory. The revolving credit facility expires in December 1996. In addition, on February 29, 1996 the Company obtained a $2,750,000 term loan, with the same commercial lender, for the feminine hygiene acquisition (see Note B), payable February 29, 1997 at interest rates comparable to the Company's existing revolving credit facility, which effective November 30, 1995 was reduced to LIBOR plus 1.5% (as of June 29, 1996 the rate was 7.0%). The term loan interest rate was also reduced at the same time to LIBOR plus 2.25% (as of June 29, 1996 the rate was 7.75%).

On May 3, 1996, the Company completed a $4,200,000 "IDB". Proceeds from the financing were used to reduce the outstanding balance under the company's revolving credit facility which was used to fund the Oral Care acquisition and for the capital expenditures made and scheduled to be made over the next twelve months for the Oral Care operation. It is anticipated that all proceeds will be expended by December 31, 1996. As of June 29, 1996 $2,243,000 of the proceeds of the bond had been used to repay a portion of the Company's outstanding balance under its existing revolving credit facility and to pay for equipment purchases. The variable interest rate on the bond as of June 29, 1996 was 3.4% and interest is payable monthly. Principal payments are funded monthly and are payable annually beginning May 1, 1997 at $400,000 per year through May 1, 2003, $200,000 due May 1, 2004 and $100,000 per year thereafter through May 1, 2016. The "IDB" is supported by a letter of credit with State Street Bank and Trust Company and contains certain financial covenants

                    NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

with respect to minimum quarterly net earnings, tangible net worth, indebtedness to net worth ratios and cash flows. The "IDB" contains certain restrictions including limiting capital expenditures, made for the Oral Care operation, to $10,000,000 over the next three years.

On June 7, 1996, the Company completed a second "IDB" for $3,500,000 for the purpose of funding the expansion of the Powers Pharmaceutical manufacturing facility and the purchase of additional manufacturing equipment at the facility. The variable interest rate on the bond as of June 29, 1996 was 3.4% and interest is payable monthly. Principal payments are funded monthly and are payable annually beginning May 1, 1997 at $400,000 per year, through May 1, 2001 and $100,000 per year thereafter through May 1, 2016. The "IDB" is supported by a letter of credit with State Street Bank and Trust Company and contains certain financial covenants with respect to minimum quarterly net earnings, tangible net worth, indebtedness to net worth ratios and cash flows. The "IDB" contains certain restrictions including limiting capital expenditures, made for the Powers Pharmaceutical operation, to $10,000,000 over the next three years.

Note F - Special Committee

The Board of Directors of MEDIQ Incorporated ("MEDIQ"), a 47% owner of the Company's Common Stock, has undertaken a process of exploring alternative ways to maximize MEDIQ's shareholder value, which could include the disposition of its holdings in the Company. In fiscal 1995, the Company formed a Special Committee of its Board of Directors to explore strategic alternatives for the Company. The Special Committee retained Wasserstein Parella & Co. as financial advisors to seek opportunities for the Company to enhance shareholder value. The financial statements contain a charge of $3,000 and $187,000, before taxes, related to the activities of the Special Committee for the quarter and nine month period respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

         The following discussion addresses the financial condition of the Company as of June 29, 1996 and its results of operations for the thirteen and thirty-nine week periods then ended, compared with the same periods last year. This discussion should be read in conjunction with the Management's Discussion and Analysis section included in the Company's Annual Report on Form 10-K for the year ended September 30, 1995 (pages 8-10) to which the reader is directed for additional information.

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


Results of Operations

         On October 23, 1995, the Company acquired substantially all of the assets and assumed certain liabilities of Mi-Lor Corporation, Professional Brushes, Inc. and Codent Dental Products, Inc. ("Oral Care") which manufacture and market toothbrushes, dental floss and related products for store brand markets. The purchase price consisted of $1,800,000 in cash and liabilities assumed of $363,000, and the transaction resulted in related expenses of $560,000. This acquisition represents the addition of the Company's Oral Care product line.

         On February 29, 1996, the Company purchased certain of the assets, including machinery and inventory, of the Hospital Specialties division of the Tranzonic Companies related to the manufacture and sale of feminine hygiene products. The purchase price consisted of $2,367,000 in cash which was financed with long term debt (see Note E).

         The following table sets forth, for all periods indicated, the percentage relationship that items in the Company's Condensed Consolidated Statements of Operations bear to net sales.



                                                Thirteen Weeks Ended  Thirty-Nine Weeks Ended
                                                --------------------  -----------------------
                                                June 29,     July 1,    June 29,     July 1,
                                                  1996        1995        1996        1995
                                                  ----        ----        ----        ----
NET SALES                                          100%        100%        100%        100%
COST OF SALES                                       72          75          71          72
                                                  ----        ----        ----        ----
GROSS PROFIT                                        28          25          29          28
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES        16          14          15          14
                                                  ----        ----        ----        ----
OPERATING INCOME                                    12          11          14          14
OTHER CREDITS (CHARGES)                             (2)         (2)         (3)         (2)
                                                  ----        ----        ----        ----
INCOME BEFORE INCOME TAX EXPENSE                    10           9          11          12
INCOME TAX EXPENSE                                   4           4           4           5
                                                  ----        ----        ----        ----
NET INCOME                                           6%          5%          7%          7%
                                                  ====        ====        ====        ====


Thirteen Weeks Ended June 29, 1996 Compared with Thirteen Weeks Ended
July 1, 1995

         Net sales in 1996 increased $4,887,000 to $20,071,000, as compared to $15,184,000 for the prior year quarter. The increase in net sales was primarily attributable to $1,858,000 of sales of Oral Care products, $315,000 of sales of Adult Liquid Nutrition products (introduced in March 1995), $1,448,000 of Cough/Cold products which showed strength in both contract and private label sales, and $872,000 of Feminine Hygiene sales which resulted from continued increases in market penetration and the purchase of certain assets of the company's largest competitor in Disposable Douche.

         Gross profit for 1996 was $5,598,000 which was 28% of net sales, as compared to $3,863,000 or 25% of net sales for the prior year quarter. The improved margin is a result of lower raw material costs, primarily plastic resin, plastic film and corrugated materials as well as increased manufacturing volume spread over a fixed overhead base.

         Selling, general and administrative expenses for 1996 were $3,105,000, or 16% of net sales, as compared to $2,158,000, or 14% of net sales for the prior year quarter. The increase of $947,000 is primarily attributable to freight and commission expense related to increased sales, an increase in allowance for doubtful accounts associated with increased sales and management incentive compensation accruals for the quarter.

         Interest expense for 1996 was $380,000, as compared to $364,000 in the prior year quarter. This increase was primarily attributable to increased debt balances (see Note E) offset by lower interest rates.

         Other credits for the quarter were $8,000, primarily consisting of interest income on the restricted cash associated with the "IDB" financing. The prior year quarter was comprised primarily of gains on the sale of equipment.

         The effective income tax rate for the quarter was 39% which was comparable to the prior year quarter.

Thirty-Nine Weeks Ended June 29, 1996 Compared with Thirty-Nine Weeks Ended July 1, 1995

         Net sales for 1996 were $58,043,000, an increase of $12,681,000, or 28%, compared to sales of $45,362,000 in the prior year period. The increase was primarily attributable to $5,318,000 of Oral Care, $3,310,000 of Cough/Cold products, $2,038,000 of Adult Liquid Nutrition, $1,968,000 of Feminine Hygiene products.

         Gross profit for 1996 was $16,721,000, or 29% of net sales, as compared to $12,744,000, or 28% of net sales for the prior year period. The increased gross margin is attributable to lower raw material costs primarily plastic resin, plastic film and corrugated items as well as increased manufacturing volume spread over a fixed overhead base.

         Selling, general and administrative expenses for 1996 were $8,800,000 or 15% of net sales, as compared to $6,554,000, or 14% of net sales in the prior year period. The increase of $2,246,000 was primarily attributable to increased freight and commission expense related to the increased sales, an increase in the allowance for doubtful accounts associated with increased sales and management incentive compensation accruals.

         Interest expense for 1996 was $1,071,000, as compared to $1,105,000 in the prior year period. This decrease was primarily attributable to lower interest rates offset by increased debt.

         Other charges for 1996 were $308,000 primarily consisting of costs associated with the Special Committee of the Board of Directors and Wasserstein, Parella & Co., it's financial advisors, as well as research and development costs. The prior year period primarily consisted of income from the sale of fixed assets.

         The effective income tax rate for the thirty nine weeks of fiscal 1996 was 39%, as compared to 40% in the prior year period. The decrease relates to the implementation of tax planning strategies undertaken during 1995 to maximize state tax benefits.

Liquidity and Capital Resources

         As of June 29, 1996 the Company had working capital of $8,621,000 as compared to working capital of $14,152,000 as of September 30, 1995. The decrease in working capital was primarily attributable to the reclassification of long term debt to current debt offset by increased inventories and accounts receivable.

          Net cash provided by operating activities was $3,685,000 for the thirty-nine weeks ended June 29, 1996, as compared to $3,860,000 in the prior year period. This decrease was primarily attributable to increased inventory levels to support anticipated sales growth of Oral Care and Adult Liquid Nutrition product categories.

         Net cash used in investing activities was $15,114,000 for 1996, consisting primarily of $5,457,000 of cash restricted under the terms of the "IDB" (see Note C), $5,090,000 for the Oral Care and feminine hygiene asset acquisitions, and capital expenditures of $3,979,000. The assets associated with the Oral Care and feminine hygiene acquisitions resulted in an increase in net property plant and equipment of $6,063,000 and in inventories of $2,550,000 as compared to September 30, 1995. The Company anticipates additional capital expenditures of approximately $1,600,000 for the remainder of fiscal 1996, $750,000 of which will be financed from the proceeds of the "IDB" (see note E). The remaining expenditures relate primarily to additional manufacturing capacity requirements and are expected to be financed through cash generated from operations.

         Net cash provided by financing activities was $11,211,000 for 1996, which consisted primarily of $7,700,000 of funds resulting from the "IDB" financing and borrowings under the line of credit facility of $5,178,000 primarily for the Oral Care and feminine hygiene asset acquisitions and equipment purchases, offset by debt repayments of $1,497,000.

         On December 30, 1995, the Company's revolving credit facility was increased $1,000,000 to $9,000,000. On February 29, 1996, the revolving credit facility was increased an additional $1,000,000 to $10,000,000. The revolving credit facility was temporarily increased an additional $1,000,000 to $11,000,000 on March 27, 1996 in anticipation of the "IDB" financing (see below) to take place. The temporary $1,000,000 line extension expired April 29, 1996. As of June 29, 1996, $7,929,000 was outstanding on the revolving credit facility and approximately $2,000,000 was available based on the balance of eligible accounts receivable and inventory. The revolving credit facility expires in December 1996. In addition, on February 29, 1996 the Company obtained a $2,750,000 term loan, with the same commercial lender, for the feminine hygiene acquisition (see Note B), payable February 29, 1997 at interest rates comparable to the Company's existing revolving credit facility, which effective November 30, 1995 was reduced to LIBOR plus 1.5% (as of June 29, 1996 the rate was 7.0%). The term loan interest rate was also reduced at the same time to LIBOR plus 2.25% (as of June 29, 1996 the rate was 7.75%).

         On May 3, 1996, the Company completed a $4,200,000 ("IDB"). Proceeds from the financing were used to reduce the outstanding balance under the company's revolving credit facility which was used to fund the Oral Care acquisition and for the capital expenditures made and scheduled to be made over the next twelve months for the Oral Care operation. It is anticipated that all proceeds will be expended by December 31, 1996. As of June 29, 1996 $2,243,000 of the proceeds of the bond had been used to repay a portion of the Company's outstanding balance under it's existing revolving credit facility and to pay for equipment purchases. The variable interest rate on the bond as of June 29, 1996 was 3.4% and interest is payable monthly. Principal payments are funded monthly and are payable annually beginning May 1, 1997 at $400,000 per year through May 1, 2003, $200,000 due May 1, 2004 and $100,000 per year thereafter through May 1, 2016. The "IDB" is supported by a letter of credit with State Street Bank and Trust Company and contains certain financial covenants with respect to minimum quarterly net earnings, tangible net worth, indebtedness to net worth ratios and cash flows. The "IDB" contains certain restrictions including limiting capital expenditures, made for the Oral Care operation, to $10,000,000 over the next three years.

On June 7, 1996, the Company completed a second "IDB" for $3,500,000 for the purpose of funding the expansion of the Powers Pharmaceutical manufacturing facility and the purchase of additional manufacturing equipment at the facility. The variable interest rate on the bond as of June 29, 1996 was 3.4% and interest is payable monthly. Principal payments are funded monthly and are payable annually beginning May 1, 1997 at $400,000 per year, through May 1, 2001 and $100,000 per year thereafter through May 1, 2016. The "IDB" is supported by a letter of credit with State Street Bank and Trust Company and contains certain financial covenants with respect to minimum quarterly net earnings, tangible net worth, indebtedness to net worth ratios and cash flows. The "IDB" contains certain restrictions including limiting capital expenditures, made for the Powers Pharmaceutical operation, to $10,000,000 over the next three years.

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

PART II.  OTHER INFORMATION
Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                  Exhibit 27      -Financial Data Schedule appears on page 15.

                  Exhibit 99.1    -Letter to State Street Bank and Trust dated
                                   February 29, 1996, re: Amendment No. 2 to
                                   Revolving Credit, Term Loan and Security
                                   Agreement and Trademark Assignment Agreement.

                  Exhibit 99.2    -Letter to State Street Bank and Trust dated
                                   March 4, 1996, re: Amendment No. 3 to
                                   Revolving Credit, Term Loan and Security
                                   Agreement and Revolving Time Note.

                  Exhibit 99.3    -Form of Secured Acquisition Promissory Note.

                  Exhibit 99.4    -Form of Amended and Restated Revolving Time
                                   Note.

         (b)      Reports on Form 8-K.

                  No reports on Form 8-K were filed in the quarter ended June 29, 1996.

                    NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES
                       Thirteen Weeks Ended June 29, 1996





                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                          NutraMax Products, Inc.
                                        -----------------------------
                                                (Registrant)





  August 13, 1996
    (Date)                                         /s/ Robert F. Burns
                                                   ----------------------------
                                                   Robert F. Burns
                                                   Vice President and
                                                   Chief Financial Officer