Form 10-K
period 1996-09-28
NUTRAMAX PRODUCTS INC /DE/
filed 1996-11-22
CIK 818467

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                     ------------------------------------

                                   FORM 10-K


             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  September 28, 1996               Commission File
                                                             Number: 0-18671


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

                     ------------------------------------

       Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $.001 per share

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

The aggregate market value of the registrant's voting stock held by nonaffiliates (based upon the closing price of $9.875 on November 14, 1996) was approximately $35,622,000. As of November 14, 1996 , there were 8,689,272 shares of Common Stock, par value $.001 per share, outstanding.

Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---

                     ------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held in 1996 are incorporated by reference into Part III. The Index to Exhibits begins on page 29.

                                    PART I


ITEM 1.  BUSINESS

GENERAL

NutraMax Products, Inc. (the "Company") was incorporated on April 20, 1987 under the laws of the State of Delaware and is the successor by merger in July 1990 to Aid-Pack, Inc. ("Aid-Pack"), formerly a wholly-owned subsidiary of MEDIQ Incorporated ("MEDIQ").

The Company is a private label health and personal care products company. The Company's strategy is to offer a line of quality products equivalent to national brands at lower cost to consumers while providing greater profit potential to retailers than the national brands. National brands dominate health and personal care product categories. However, in recent years private label products have captured increased market share by appealing to value conscious consumers seeking lower cost products of comparable quality. The Company received the 1993 Retail Excellence Award as the private label company of the year, with the selection based on a survey conducted by a major trade journal.

PRODUCTS

Feminine Needs - The Company manufactures disposable douches for sale under its value brands Sweet*n Fresh(R) and Sweet Love(R) and on a private label basis. In February 1996, the Company acquired certain assets of the Hospital Specialty Company Division of the Tranzonic Companies related to the manufacture and sale of feminine hygiene products. Sales of douche products in fiscal 1996 were 23% of net sales, as compared to 24% in 1995 and 25% in 1994. The Company also markets private label feminine yeast infection medication products containing the active ingredient clotrimazole.

Cough/Cold Products - The Company is the leading manufacturer and distributor of private label cough drops and throat lozenges, and also manufactures cough drops on a contract basis. The Company offers an extensive line of solid dosage cough/cold products, including cough drops, throat lozenges, sugar-free products, vitamin C drops and liquid center items. Sales of cough/cold products represented 31%, 34% and 33% of net sales in fiscal 1996, 1995 and 1994 respectively.

Baby Care - The Company manufactures disposable baby bottle liners on a private label basis and under its value brand Fresh/*/n Easy(R). The Company manufactures pediatric electrolyte oral maintenance solution, a product which is used to replace minerals lost by children who suffer from diarrhea and vomiting, for sale under its value brand NutraMax Baby Care Pediatric Electrolyte and on a private label basis. During fiscal years 1996, 1995 and 1994, sales of baby care products represented 15%, 19% and 21% of net sales respectively.

Ophthalmics - The Company manufacturers private label over-the-counter and prescription ophthalmic products for retail and industrial customers, including over-the-counter contact lens solutions, artificial tears and eye drops, as well as generic prescription eye care products. Sales of ophthalmic products represented 9%, 10% and 11% of net sales in fiscal 1996, 1995 and 1994 respectively.

Adult Nutrition Products - In March 1995, the Company introduced a new line of adult high calorie liquid nutrition products which are sold under its value brand NutraMax Plus High Calorie Liquid Nutrition and on a private label basis. During fiscal 1996, the Company introduced a lower calorie version of this same product sold under its value brand name NutraMax Complete Liquid Nutrition. These products are the Company's entry into the growing adult nutrition category. The products are manufactured by a third party and marketed by the Company through its distribution channels. During fiscal 1996 and 1995 sales of adult liquid nutrition products represented 5% and 3% of net sales respectively.

Personal Care - The Company manufactures ready-to-use disposable enemas for sale under its value brand Pure & Gentle, on a private label basis and for the institutional market. During fiscal 1996, 1995 and 1994 sales of Personal Care products represented 5%, 6% and 5% of net sales respectively.

Oral Care - In October 1995, the Company acquired the assets and assumed certain liabilities of Mi-Lor Corporation, Professional Brushes, Inc. and Codent Dental Products, Inc., companies engaged in the manufacturing and marketing of toothbrushes, dental floss and related products for the store brand market. The acquisition is the Company's entry into the private label oral care segment. These products are manufactured in an 88,000 square foot manufacturing facility located in Florence, Massachusetts which was acquired by the Company as part of the transaction. Oral care products are being marketed by the Company through its existing distribution channels and represented 9% of net sales for fiscal 1996.

Other Products - The Company's other products consist principally of a patented line of sterile, prefilled, disposable dilution bottles used in laboratory testing of water, waste water, foods, drug products, pharmaceuticals and cosmetics. Sales of these other products totalled 3%, 4% and 5% of net sales in fiscal 1996,1995 and 1994 respectively.

NEW PRODUCT STRATEGY

The Company's growth strategy includes the acquisition and development of new products, and the extension or modification of existing product lines to correspond with national branded products and product variations. The Company expects to add new product lines through internal development, acquisition and joint venture or partnership agreements. The Company contemplates that product line expansion will enable the Company to capitalize on its established distribution channels and manufacturing and marketing expertise. New products will most likely focus on consumer packaged goods, including health and personal care products. The Company has added a multi-purpose 4 in 1 soft contact lens solution to its ophthalmic product line with sales beginning October 1996 under the Company's value brand Optopics Multi-purpose Solution and on a private label basis. The product is filled by a third party and then labelled and packaged at the Company's Fairton New Jersey facility and marketed through the Company's distribution channels.

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

CUSTOMERS

For fiscal years 1996, 1995 and 1994, Walmart Stores, Inc. accounted for 11%, 9% and 8% of net sales respectively and American Home Products, Inc. accounted for 11%, 14% and 17% of net sales respectively. While the Company seeks to continually expand its distribution and customer base, the loss of one or more of its largest customers, if not replaced with other comparable business, could have a material adverse effect on the Company's results of operations.

COMPETITION

The markets in which the Company competes are dominated by nationally advertised brand name products marketed by established consumer packaged goods companies, most of which have greater marketing, financial and human resources than the Company. The Company also competes with several other private label manufacturers and marketers. Competition for consumer health and personal care products is based primarily on product reliability, price, customer service, and the ability to provide tamper resistant/evident packaging. Growth in sales of private label products is also dependent on increasing the amount of shelf space available at retail stores in order to maximize brand awareness and consumer trial. The Company experiences aggressive price competition from time to time from branded and other private label competitors. There can be no assurance that the Company will not continue to experience price competition in the future and that such price competition will not have a material adverse effect on the Company's results of operations (see "ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations").

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

EMPLOYEES

The Company has approximately 625 full-time employees engaged in quality control, marketing and sales, general corporate and administrative positions and manufacturing operations. The Company believes that relations with its employees are satisfactory.

ITEM 2.  PROPERTIES

The Company currently operates the following facilities (which are owned unless otherwise indicated):

Approximate Location                Type of Facility                        Square Feet
--------------------                ----------------                        -----------

Gloucester, Massachusetts (1)       Corporate and Administrative Offices,       131,000
                                    Manufacturing Facilities

Fairton, New Jersey                 Manufacturing                                48,000

Brockton, Massachusetts (3)         Manufacturing                                66,000

Florence, Massachusetts (2)         Manufacturing                                88,000

--------------------------------------------------------------------------------
(1) Consists of four facilities, of which three are leased. (see Recent Developments)
(2) Acquired in October 1995.
(3) The Company is currently constructing a 22,500 sq. ft. addition to serve primarily as additional warehouse space. The completion of the project is estimated for December 1996.

The Company believes that its present facilities will be adequate for all of its reasonably foreseeable manufacturing, warehousing and distribution requirements, or that alternative facilities can be obtained at a reasonable cost.

ITEM 3.  LEGAL PROCEEDINGS

The Company, like other companies in the store brand industry, has been the subject of claims and litigation brought by national brand name companies based on packaging alleged to be similar to competing brand name products. The Company is also subject to certain claims and informal complaints relating to its products which are incidental and routine to its business and for which the Company maintains insurance coverage. The Company knows of no litigation, either pending or threatened, which is likely to have a material adverse effect on the Company's financial position, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1996.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

MARKET INFORMATION

The following table sets forth, for the periods indicated, the high and low prices for the common stock as reported by NASDAQ. The Company's common stock is traded on the NASDAQ SmallCap Market under the symbol "NMPC".

          Fiscal 1996:                   High                Low
          ------------                   ----                ---

          First Quarter               $10.250            $ 7.750
          Second Quarter               10.250              8.500
          Third Quarter                11.125              8.125
          Fourth Quarter               10.000              7.500


          Fiscal 1995:
          ------------

          First Quarter               $10.375            $ 8.750
          Second Quarter                9.750              7.750
          Third Quarter                 9.375              5.750
          Fourth Quarter               10.000              7.750


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

                                                                                     Year Ended
                                                           --------------------------------------------------------------
                                                            Sept. 28,   Sept. 30,      Oct. 1,        Oct. 2,   Sept. 30,
                                                           1996(1)(2)     1995         1994(3)        1993(4)     1992
                                                           ----------   ---------      -------        -------   ---------
                                                                        (in thousands, except per share data)
Income Statement Data:
Net sales                                                     $80,479    $63,111        $55,958       $31,144   $25,151
Cost of sales                                                  57,686     45,916         38,752        19,598    13,908
                                                            ---------    -------        -------       -------   -------
Gross profit                                                   22,793     17,195         17,206        11,546    11,243
Selling, general and administrative expenses                   11,662      8,694          9,281         5,928     5,715
                                                            ---------    -------        -------       -------   -------
Operating income                                               11,131      8,501          7,925         5,618     5,528
Other credits (charges):
  Interest expense                                             (1,479)    (1,427)          (928)           --        --
  Other                                                          (289)       316             95           251       338
                                                            ---------    -------        -------       -------   -------
Income before income tax expense                                9,363      7,390          7,092         5,869     5,866
Income tax expense                                              3,680      2,916          2,832         2,350     2,397
                                                            ---------    -------        -------       -------   -------
Net income                                                    $ 5,683    $ 4,474        $ 4,260       $ 3,519   $ 3,469
                                                            =========    =======        =======       =======   =======

Earnings per share                                            $   .67    $   .53        $   .50       $   .43   $   .43
                                                            =========    =======       ========       =======   =======

Weighted average shares outstanding                             8,531      8,520          8,480         8,235     8,090
                                                            =========    =======       ========       =======   =======

                                                            Sept. 28,   Sept. 30,      Oct. 1,        Oct. 2,   Sept. 30,
                                                           1996(1)(2)     1995         1994(3)        1993(4)     1992
                                                           ----------   ---------      -------        -------   --------
                                                                                    (in thousands)
Balance Sheet Data:
Working capital                                             $  9,491     $14,152        $13,172       $ 9,703   $10,235
Total assets                                                  82,878      63,074         60,450        33,207    25,925
Long-term debt, less current maturities                       11,780      12,550         16,183            --        --
Stockholders' equity                                          45,817      39,233         34,757        29,953    22,549


--------------------------------------------------------------------------------


(1) In February 1996, the Company acquired certain assets of a manufacturer of feminine hygiene products for $2,367,000 in cash which was financed by additional term loan borrowings.

(2) October 1995, the Company acquired the assets of a manufacturer of private label toothbrushes and dental floss for $1,800,000 in cash and liabilities assumed of $363,000, and the transaction resulted in related expenses of $681,000 which was financed from the Company's revolving credit facility.

(3) In December 1993, the Company acquired a manufacturer and distributor of private label cough/cold products for $13,500,000 which was financed with proceeds from a revolving credit facility.

(4) In June 1993, the Company acquired a manufacturer of private label over-the-counter and prescription ophthalmic products, for approximately 202,000 shares of the Company's common stock with a market value of $2,846,000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto, contained elsewhere herein.

RESULTS OF OPERATIONS

The Consolidated Statements of Operations include the results of operations of acquired companies and businesses from the dates acquired: Certain assets of the Hospital Specialty Company Division of the Tranzonic Companies (February 1996); certain assets of Mi-Lor Corporation, ("Mi-Lor"), Professional Brushes, Inc. ("Professional Brushes") and Codent Dental Products, Inc. ("Codent") (October
1995); Optopics Laboratories Corporation ("Optopics") (June 1993); and Powers Pharmaceutical Corporation ("Powers") (December 1993). The following table sets forth, for all periods indicated, the percentage relationship that items in the Consolidated Statements of Operations bear to net sales.

                                                            Year Ended
                                                 -------------------------------
                                                 Sept. 28,    Sept. 30,  Oct. 1,
                                                   1996         1995       1994
                                                 --------     --------   -------

 Net sales                                         100%         100%       100%

 Cost of sales                                      72           73          69
                                                 --------     --------   -------
 Gross profit                                       28           27          31

 Selling, general and administrative expenses       14           14          17
                                                 --------     --------   -------
 Operating income                                   14           13          14

 Other credits (charges)                            (2)          (1)         (1)
                                                 --------     --------   -------
 Income before income tax expense                   12           12          13

 Income tax expense                                  5            5           5
                                                 --------     --------   -------
 Net income                                         7%           7%          8%
                                                 ========     ========   =======


Fiscal Year 1996 Compared to Fiscal Year 1995

Net Sales for 1996 were $80,479,000, an increase of $17,368,000 or 28% over 1995 net sales of $63,111,000. The net sales increase was primarily attributable to the addition of the Oral Care division as a result of the Mi-Lor, Professional Brushes and Codent acquisition, Cough/Cold sales volume increases resulting from increased distribution and a more traditional cough/cold season, a full year of Adult Liquid Nutrition sales introduced in March 1995, increased douche sales resulting from the acquisition of certain assets of the Hospital Speciality Company Division of the Tranzonic Companies and Pediatric Electrolyte sales volume increases resulting from increased distribution.

Gross profit for 1996 was $22,793,000, or 28% of net sales, as compared to $17,195,000, or 27% of net sales in 1995. The increase in gross margin is a result of increased production levels for Cough/Cold products and Feminine Hygiene products, the higher gross margin associated with intially high production levels for the Oral Care Division not expected to continue in 1997, and lower raw material costs, principally plastic resin and plastic film.

Selling, general and administrative expense for 1996 was $11,662,000 or 14% of net sales as compared to $8,694,000 or 14% of net sales in 1995. The dollar increase in selling, general and administrative expense is primarily attributable to increases in bad debt expense, broker commission expense, freight expense and promotional expense, all related to increased sales volume and an increase in incentive compensation expense.

Interest expense for 1996 was $1,479,000 as compared to $1,427,000 in 1995. The increase is a result of higher borrowing levels.

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

Gross profit for 1995 was $17,195,000, or 27% of net sales, as compared to $17,206,000, or 31% in 1994. The decrease in the gross margin reflects the impact of lower production levels for Cough/Cold products, competitive pressure on the Company's Feminine Hygiene and Personal Care products and changes in product mix. In addition, the Company experienced higher raw material costs in 1995.

Selling, general and administrative expenses for 1995 were $8,694,000 or 14% of net sales, compared to $9,281,000, or 17% of net sales in 1994. The decrease in selling, general and administrative expenses was primarily attributable to a decrease in bad debt expense and professional fees partially offset by commissions and freight expenses associated with the increase in sales. The decrease, as a percentage of net sales, resulted from decreased costs allocated over higher net sales.

Interest expense for 1995 was $1,427,000, as compared to $928,000 in 1994. This increase was primarily attributable to debt incurred in connection with the acquisition of Powers and increases in interest rates.

SEASONALITY

During the last four months of the calendar year retailers focus their merchandising efforts on and devote more shelf space to seasonal and holiday merchandise. As a result, sales of certain of the Company's products tend to be weaker in the Company's first quarter (ending in December), and normally strengthen in the second quarter as retailers replenish their shelves with health and personal care products. Sales of Pediatric Electrolyte and Cough/Cold products may help mitigate weaker sales in the Company's first quarter, as the Company's customers purchase such products to stock inventories in anticipation of an increase in winter sales. Consequently, the results of any one quarter may not necessarily be indicative of results of future quarters.

LIQUIDITY AND CAPITAL RESOURCES

As of September 28, 1996, the Company's working capital decreased to $9,491,000 as compared to $14,152,000 on September 30, 1995. Net cash provided by operating activities decreased to $4,724,000 in 1996 from $7,605,000 in the prior year which was primarily attributable to increased accounts receivable and inventory balances related to the increased sales volume. The decrease in working capital was primarily attributable to the reclassification of the revolving credit facility and mortgage offset by increased inventory and accounts receivable.

Net cash used in investing activities was $16,309,000 in 1996 and primarily consisted of the acquisition of certain of the assets of the Hospital Speciality Company Division of the Tranzonic Companies related to the manufacture and sale of feminine hygiene products ($2,367,000), the acquisition of the assets, net of certain liabilities, of Mi-Lor, Professional Brushes and Codent related to the manufacture and sales of toothbrushes, dental floss and related products ($2,230,000), capital expenditures ($6,130,000) (primarily for additional capacity), and restricted cash ($4,742,000) to be used for equipment purchases at the Oral Care and Powers facility as well as a building expansion at Powers which represents the unused portion of the proceeds from the variable rate industrial development bonds. The Company anticipates capital expenditures of approximately $9,000,000 in fiscal 1997 for additional manufacturing capacity and for the purchase of a leased facility in Gloucester Massachusetts. See "Recent Developments"

Net cash provided from financing activities totalled $11,376,000 and includes borrowings of $13,733,000 to finance the acquisitions of the feminine hygiene and toothbrush/dental floss asset purchases, variable rate industrial development bonds to finance capacity increases at the Oral Care and Cough/Cold facilities, working capital borrowing and proceeds from the exercise of stock options offset by debt repayments.

In December 1994, the Company converted its $20,000,000 credit facility into an $8,000,000 revolving credit facility, two term loans aggregating $9,000,000 and a mortgage of $1,000,000, all of which are secured by substantially all of the Company's assets. The revolving credit facility bears interest at prime or, at the Company's option, LIBOR plus 1.5%, and expires in January 1997. On December 30, 1995, the Company's revolving credit facility was increased $1,000,000 to $9,000,000. On February 29, 1996, the revolving credit facility was increased an additional $1,000,000 to $10,000,000. The revolving credit facility was temporarily increased an additional $1,000,000 to $11,000,000 on March 27, 1996 in anticipation of the Massachusetts Variable Rate Industrial Development Bond ("IDB") financing (see below) to take place. The temporary $1,000,000 line extension expired April 29, 1996. The average amount outstanding under this facility during the year amounted to $8,303,000 and the weighted average interest rate computed on a monthly basis was 7.94%. As of September 28, 1996, $8,784,000 was outstanding under this facility. The amount of available credit fluctuated based upon the amount of eligible accounts receivable and inventory. As of September 28, 1996, $1,162,000 of credit was available. The revolving credit facility expires in December 1996. The term loans bear interest at prime plus .5% (8.75% at September 28, 1996) or, at the Company's option, LIBOR plus 2.25%, (7.75% at September 28, 1996) and are payable in quarterly principal installments of $450,000 through November 1999. The mortgage bears interest at prime plus .5% or, at the Company's option, LIBOR plus 2.25%, and is payable in quarterly principal installments of $17,000, with a final payment of approximately $680,000 due November 1999. The interest rates on the term loans and the mortgage ranged from 7.5% to 8.375% during 1996. The Company has an additional mortgage which bears interest at 7% and is payable in monthly installments of $7,000 including interest, with a final payment of approximately $670,000 due in February, 1997. In addition, on February 29, 1996, the Company obtained a $2,750,000 Acquisition Line of Credit, with the same commercial lender, for the feminine hygiene acquisition (see Note B to the notes to the Consolidated Financial Statements), payable on February 28, 1997 at interest rates comparable to the Company's revolving credit facility. The revolving credit facility and term loans, which are collateralized by substantially all of the Company's assets, require the maintenance of certain balance sheet and operating ratios and impose certain dividend limitations. The most restrictive of these provisions limits the payment of cash dividends to approximately $6,604,000 as of September 28, 1996.

On May 3, 1996, the Company completed a $4,300,000 IDB financing. Proceeds from the financing were used to reduce the outstanding balance under the Company's revolving credit facility which was used to fund the Oral Care acquisition and for the capital expenditures made and scheduled to be made over the next twelve months for the Oral Care operation. It is anticipated that all proceeds will be expended by March 31, 1997. As of September 28, 1996, $2,728,000 of the proceeds of the IDB financing had been used to repay a portion of the Company's outstanding balance under it's existing revolving credit facility and to pay for equipment purchases. The variable interest rate on the IDB as of September 28, 1996 was 3.85% and interest is payable monthly. Principal payments are funded monthly and are payable annually beginning May 1, 1997 at $400,000 per year through May 1, 2003, $200,000 due May 1, 2004 and $100,000 per year thereafter through May 1, 2016. The IDB is supported by a letter of credit with State Street Bank and Trust Company that contains certain financial covenants with respect to minimum quarterly net earnings, tangible net worth, indebtedness to net worth ratios and cash flows. The IDB contains certain restrictions including limiting capital expenditures made for the Oral Care operation to $10,000,000 over the next three years.

On June 7, 1996, the Company completed a second IDB financing for $3,500,000 for the purpose of funding the expansion of the Powers manufacturing facility and the purchase of additional manufacturing equipment at the facility. The variable interest rate on the bond as of September 28, 1996 was 3.85% and interest is payable monthly. Principal payments are funded monthly and are payable annually beginning May 1, 1997 at $400,000 per year, through May 1, 2001 and $100,000 per year thereafter through May 1, 2016. The IDB is supported by a letter of credit with State Street Bank and Trust Company that contains certain financial covenants with respect to minimum quarterly net earnings, tangible net worth, indebtedness to net worth ratios and cash flows. The IDB contains certain restrictions including limiting capital expenditures, made for the Powers operation, to $10,000,000 over the next three years.

The Company believes that its existing working capital, anticipated funds to be generated from future operations and funds available under the revolving credit facility (and, following the repurchase of the common stock of the Company held by MEDIQ (discussed below), the proceeds of the debt financing relating thereto (as discussed below)) will be sufficient to meet all of the Company's operating and capital needs through fiscal 1997. However, depending upon future growth of the business, additional financing may be required.

RECENT DEVELOPMENTS

On October 10, 1996, the Company entered into an agreement with Aid-Pack Limited Partnership to purchase the land and building located at 9 Blackburn Drive, Gloucester, Massachusetts. The purchase price is $1,975,000 and will be financed through mortgage financing. The closing is scheduled for December 15, 1996 and is contingent upon satisfactory completion of an environmental study.

MEDIQ STOCK REPURCHASE

The Company and MEDIQ have entered into an Amended and Restated Stock Purchase Agreement (the "Stock Purchase Agreement"), pursuant to which MEDIQ has agreed to sell to the Company, and the Company has agreed to purchase from MEDIQ (the "MEDIQ Stock Repurchase"), all 4,037,258 shares of Company Common Stock owned by MEDIQ (the "MEDIQ Shares"), 2,254,902 of which were held in escrow as of November 20, 1996 in support of MEDIQ's 7.5% subordinated debentures due 2003 (the "MEDIQ Bonds") pursuant to the terms of the indenture relating to the MEDIQ Bonds (the "MEDIQ Indenture") and the terms of an escrow agreement relating thereto. The aggregate purchase price of the MEDIQ Shares is $36,335,322 representing a purchase price of $9.00 per share (the "Purchase Price"). Pursuant to the terms of the Stock Purchase Agreement, the closing of the purchase and sale of the MEDIQ Shares (the "Closing") will be held on December 31, 1996 or on such other date as the Company and MEDIQ may mutually agree. At the Closing, the Company shall pay that portion of the Purchase Price for the MEDIQ Shares other than the MEDIQ Shares then held in escrow (the "MEDIQ Escrowed Shares") by delivering to MEDIQ cash in an amount equal to $9.00 multiplied by the number of such MEDIQ Shares not held in escrow, and shall pay that portion of the Purchase Price for the MEDIQ Escrowed Shares by delivering a promissory note (the "Note") in favor of MEDIQ in the original principal amount equal to $9.00 multiplied by such number of MEDIQ Escrowed Shares, secured by a letter of credit reasonably acceptable in form and substance to MEDIQ. The MEDIQ Stock Repurchase is subject to various conditions, including shareholder approval.

The Stock Purchase Agreement provides that MEDIQ shall, as MEDIQ Escrowed shares are released from escrow under the MEDIQ indenture and the Escrow Agreement, upon three business days prior notice to the company, deliver to the Company such MEDIQ Escrowed Shares upon receipt by MEDIQ from the Company of a prepayment of the Note in an amount equal to the Purchase Price of the MEDIQ Escrowed Shares so delivered. Notwithstanding the foregoing, the Company shall not be required to prepay the Note and accept delivery of any of the MEDIQ Escrowed Shares except in lots of no less that 50,000 shares; provided, however, if there are less than 50,000 MEDIQ Escrowed Shares remaining, the Company shall be required to prepay the Note upon delivery of such remaining MEDIQ Escrowed Shares.

Pursuant to the Stock Purchase Agreement, to the extent that any holder of a MEDIQ Bond (other than MEDIQ) presents such MEDIQ Bond for exchange for MEDIQ Escrowed Shares in accordance with the terms of the MEDIQ Indenture and MEDIQ delivers MEDIQ Escrowed Shares to such holder, (i) the principal amount of the Note shall be reduced by an amount equal to the product of the number of MEDIQ Escrowed Shares so delivered by MEDIQ to such holder and $9.00, and (ii) the principal amount of the Note shall further be reduced by an amount (the "Excess Cash Amount") equal to the difference between (A) $1,000 divided by the then exchange rate of the MEDIQ Bonds (as of the date hereof, 65.3595 shares of the Company Common Stock for each $1,000 principal amount of MEDIQ Bonds exchanged) and (B) $9.00; provided, however, that in lieu of such further reduction in the principal amount of the Note under the foregoing clause (ii), the Company may elect to receive an amount in cash from MEDIQ equal to the Excess Cash Amount.

MEDIQ agreed under the terms of the Stock Purchase Agreement that, from and after the Closing, (i) at any meeting of stockholders of the Company, however called, or in connection with a written consent of the Company's stockholders, MEDIQ shall deliver to the Company an irrevocable proxy authorizing the Board of Directors of the Company to vote all of the MEDIQ Escrowed Shares in the same proportion as the votes of all other shares of the Company's Common Stock at any such meeting or pursuant to any such consent directed by the Company and (ii) the Company shall be entitled to receive any and all dividends paid or payable with respect to the MEDIQ Escrowed Shares (other than dividends apportioned to the MEDIQ Escrowed Shares pursuant to the MEDIQ Indenture to which MEDIQ is not entitled); provided, however, that the obligations of MEDIQ under the foregoing clause (i) and the right of the Company to receive dividends pursuant to the foregoing clause (ii) shall terminate upon an event of default under the Note.

The Stock Purchase Agreement contains various customary representations and warranties of the Company and MEDIQ relating to, among other things, (i) the Company's and MEDIQ's organization and similar corporate matters, (ii) authorization, execution, deliver, performance and validity of the Stock Purchase Agreement and related matters, (iii) absence of conflicts with law or contracts and related matters (iv) governmental approvals and other third party consents, and (v) absence of broker's and finder's fees. In addition, the Stock Purchase Agreement contains a customary representation and warranty of MEDIQ relating to MEDIQ's ownership of the MEDIQ Shares and various customary representations and warranties of the Company relating to (a) documents filed by the Company with the SEC and the accuracy of the information contained therein, and (b) the Company's capitalization.

The Stock Purchase Agreement provides that the obligations of the Company to enter into and complete the transaction contemplated thereby are subject to, among other things, (i) the Company having received financing upon terms and for such amount necessary to fulfill its obligations under the Stock Purchase Agreement, (ii) the Company having received a favorable vote of its stockholders other than MEDIQ with respect to the consummation of the transactions contemplated by the Stock Purchase Agreement, (iii) the Board of Directors of the Company having received a fairness opinion from an internationally recognized investment banking firm to the effect that the transactions contemplated by the Stock Purchase Agreement are fair from a financial point of view to the stockholders of the Company (other than MEDIQ), and (iv) the Board of Directors of MEDIQ having received a fairness opinion from an internationally recognized investment banking firm to the effect that the transactions contemplated by the Stock Purchase Agreement are fair from a financial point of view to the stockholders of MEDIQ.

The Stock Purchase Agreement provides that the obligations of MEDIQ to enter into and complete the transactions contemplated thereby are subject to, among other things, (i) the Company having obtained and provided to MEDIQ the letter of credit securing the Company's obligations under the Note, (ii) the Company having received a favorable vote of its stockholders other than MEDIQ with respect to the consummation of the transactions contemplated by the Stock Purchase Agreement, (iii) the Board of Directors of the Company having received a fairness opinion from an internationally recognized investment banking firm to the effect that the transactions contemplated by the Stock Purchase Agreement are fair from a financial point of view to the stockholders of the Company (other than MEDIQ), and (iv) the Board of Directors of MEDIQ having received a fairness opinion from an internationally recognized investment banking firm to the effect that the transactions contemplated by the Stock Purchase Agreement are fair from a financial point of view to the stockholders of MEDIQ.

The Stock Purchase Agreement provides that each of the Company and MEDIQ (each, an "Indemnifying Party") shall indemnify and hold the other party and its officers, directors and stockholders (each, an "Indemnified Party") harmless against and in respect of any and all losses, costs, expenses, claims, damages, obligations and liabilities, including interest, costs of investigation, penalties and reasonable attorneys' fees and disbursements which such Indemnified Party may suffer, incur or become subject of arising out of, based upon or otherwise in respect of any inaccuracy in or breach of any representation or warranty of the Indemnifying Party made in or pursuant to the Stock Purchase Agreement or any agreement or document required to be delivered pursuant to the Stock Purchase Agreement or any breach or nonfulfillment of any covenant or obligation of the Indemnifying Party contained in the Stock Purchase Agreement or such other agreements and documents.

The Stock Purchase Agreement may be terminated and the transactions contemplated thereunder may be abandoned at any time prior to the Closing (i) by the Company or MEDIQ, if the Closing has not occurred by December 31, 1996, (ii) by mutual consent of the Company and MEDIQ, (iii) by the Company, if any representation or warranty of MEDIQ made in or pursuant to the Stock Purchase Agreement is untrue or incorrect in any material respect, MEDIQ breaches its covenants or other terms of the Stock Purchase Agreement or any of the Company's conditions precedent to Closing contained therein are not satisfied on or before December 31, 1996, or any event or circumstance occurs such that any of such conditions will not be satisfied as of such date, or (iv) by MEDIQ, if any representation or warranty of the Company made in or pursuant to the Stock Purchase Agreement is untrue or incorrect in any material respect, the Company breaches the covenants or other terms of the Stock Purchase Agreement or any of MEDIQ's conditions precedent to Closing contained therein are not satisfied on or before December 31, 1996 or any event or circumstance occurs such that any of such conditions will not be satisfied as of such date.

FINANCING FOR THE MEDIQ STOCK REPURCHASE

In connection with the MEDIQ Stock Repurchase, the Company has received a commitment (the "Senior Debt Commitment") from a lender (the "Senior Lender") to provide senior financing in the aggregate principal amount of $60,000,000 (the "Senior Debt Financing") and a commitment (the "Subordinated Debt Commitment") from a lender (the "Subordinated Lender") to provide senior subordinated financing in the aggregate principal amount of up to $15,000,000 (the "Subordinated Debt Financing"). Consummation of the Senior Debt Financing and the Subordinated Debt Financing is subject to various conditions discussed below. In addition, the actual terms of the Senior Debt Financing and the Subordinated Debt Financing may differ significantly from those set forth below as a result of the Senior Lender's and Subordinated Lender's due diligence reviews and negotiations between the parties.

SENIOR FINANCING

Pursuant to the Senior Debt Commitment, the Senior Lender has agreed to provide the Company with senior secured credit facilities in the aggregate principal amount of $60,000,000 (the "Senior Debt"), consisting of (i) a $20,000,000 term loan (the "Term Loan A"), (ii) a $15,000,000 term loan (the "Term Loan B") and, together with the Term Loan A, the "Term Loans", (iii) a $20,000,000 letter of credit to support the Note relating to the MEDIQ Stock Repurchase (the "Stock Repurchase Letter of Credit"), (iv) a $17,300,000 revolving credit facility (the "Revolving Credit Facility"), and the (v) a $7,700,000 letter of credit to support the Company's Variable Rate Industrial Development bonds (the "IDB Letter of Credit" and, together with the Stock Repurchase Letter of Credit, the "Letters of Credit"). The Senior Debt Commitment provides that the Company shall use the Senior Debt Financing to finance the MEDIQ Stock Repurchase, to refinance the Company's existing indebtedness, to satisfy the Company's working capital requirements and for general corporate purposes not otherwise prohibited by the terms of the Senior Debt Commitment. Pursuant to the terms of the Senior Debt Commitment, at the closing of the Senior Debt Financing (the "Senior Debt Closing"), $15,000,000 of the Term Loan A will be drawn by the Company and the Stock Repurchase Letter of Credit will be issued by the Senior Lender. The Term Loan B and the balance of the Term Loan A will be advanced only to fund drawings under the Stock Repurchase Letter of Credit. The senior Debt Commitment also provides that the subsidiaries of the Company shall guarantee the obligations of the Company under the Senior Debt Financing.

Pursuant to the Senior Debt Commitment, the Term Loan A will consist of a $20,000,000 term loan having a final maturity of five years following the Senior Debt Closing and will be used by the Company to fund the acquisition of the MEDIQ Shares pursuant to the MEDIQ Stock Repurchase (see above) and to refinance certain existing indebtedness of the Company. The Senior Debt Commitment provides that the Term Loan A will amortize in quarterly payments aggregating $1,500,000 during the first year following the Senior Debt Closing, $3,750,000 during the second year following the Senior Debt Closing, $4,500,000 during the third year following the Senior Debt Closing, $5,000,000 during the fourth year following the Senior Debt Closing and $5,250,000 during the fifth year following the Senior Debt Closing. Pursuant to the Senior Debt Commitment, the Term Loan B will consist of a $15,000,000 term loan having a final maturity of seven years following the Senior Debt Closing and will be used by the Company to fund the acquisition of the MEDIQ Shares pursuant to the MEDIQ Stock Repurchase (see above). The Senior Debt Commitment provides that the Company shall make interest payments on the Term Loan B only during the first through the fifth years following the Senior Debt Closing, and the Term Loan B will amortize in eight quarterly payments aggregating $15,000,000 during the sixth and seventh years following the Senior Debt Closing.

Pursuant to the Senior Debt Commitment, the Revolving Credit Facility will consist of a $17,300,000 revolving loan having a final maturity of five years following the Senior Debt Closing and will be used by the Company for working capital and other general corporate purposes. Advances under the Revolving Credit Facility will be subject to a borrowing base anticipated to be 85% of the Company's eligible accounts receivable and 50% of the Company's eligible inventory. The actual advance rates eligibility definitions will be subject to a due diligence review by the Senior Lender of the Company's collateral. The Senior Debt Commitment provides that the Company shall pay the entire outstanding balance of the Revolving Credit Facility on the maturity date.

Under the terms of the Senior Debt Commitment, the Senior Debt will be cross collateralized by a first priority security interest in all tangible and intangible assets of the Company and its subsidiaries. The Company will be required to prepay the Term Loans from excess cash flow and the net proceeds of certain asset sales and equity and debt offerings, and, under certain circumstances, the Company will be permitted to make voluntary prepayments. Pursuant to the Senior Debt Commitment, the Company will be required to pay at the Senior Debt Closing a fee to the Senior Lender equal to 1.5% of the aggregate principal amount of the Senior Debt. In addition, the Company will be required to pay an agent's fee of $10,000 per annum and a commitment fee payable quar-terly at a rate of 0.375% per annum on the average daily unused portion of the Revolving Credit facility and Term Loan B during any period for which the ratio (the "Funded Debt Ratio") of the Company's total funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") is less than 3.5, and at a rate of 0.50% per annum if the Funded Debt Ratio is greater than or equal to 3.5.

The Senior Debt Commitment provides that interest on the Term Loan A and amounts outstanding under the Revolving Credit Facility will be payable according to, at the Company's option, an alternate base rate based on the Senior Lender's base rate (or the Federal funds rate plus 0.50%, if higher) plus 0.25% to 1.00% (depending on the Funded Debt Ratio) or LIBOR plus 1.75% to 2.50% (depending on the Funded Debt Ratio). Outstanding amounts under the Term Loan B will be payable according to, at the Company's option, an alternate base rate based on the Senior Lender's base rate plus 1.5% (or the Federal funds rate plus 0.50%, if higher) or LIBOR plus 3.00%. Overdue amounts outstanding on the Senior Debt will bear interest at 2% above the otherwise applicable interest rate, pursuant to the terms of the Senior Debt Commitment. Interest on the Senior Debt will be payable at the end of each fiscal quarter of the Company, if based on the alternate base rate, and at the end of each Interest Period as hereinafter defined, or quarterly, if earlier, if based on LIBOR. The "Interest Periods" are defined in the Senior Debt Commitment as one, two, three or six months, subject to availability. The Senior Debt Commitment also provides that fees on the Letters of Credit shall be payable by the Company quarterly in arrears at a per annum rate equal to 1.75% to 2.50% (depending on the Funded Debt Ratio) times the maximum amount to be drawn under the applicable Letter of Credit.

Consummation of the Senior Debt Financing is subject to the satisfaction of certain conditions precedent, including, without limitation, completion by the Senior Lender of due diligence, satisfactory representations and warranties, satisfactory collateral examination and appraisals and environmental reports on owned real estate, and satisfaction of certain minimum net worth and Funded Debt Ratio requirements. Pursuant to the Senior Debt Commitment, the Company will be subject to certain customary financial covenants satisfactory to the Senior Lender including, without limitation, minimum requirements with respect to the Funded Debt Ratio, the ratio of EBITDA to interest expense and net worth. The Company will also be subject to, among other things, (i) limitations on capital expenditures, liens, indebtedness, contingent liabilities, dividends, distributions, mergers, acquisitions and assets sales, and (ii) customary events of default including, without limitation, cross default with respect to other indebtedness and change of control.

SUBORDINATED FINANCING

Pursuant to the Subordinated Debt Commitment, the Subordinated Lender has agreed to provide the Company with an aggregate principal amount of $15,000,000 in the form of senior subordinated notes (the "Senior Subordinated Notes") issued to the Subordinated Lender. The Senior Subordinated Notes will mature approximately seven years from the closing of the Subordinated Debt Financing (the "Subordinated Debt Closing") and will bear interest at the greater of (i) 11.5% per annum and (ii) the average yield on seven year Treasury Bonds as reported in the Wall Street Journal for the previous five business days prior to the Subordinated Debt Closing, plus 4.5%. Interest on the Senior Subordinated Notes will be payable quarterly in arrears, commencing on the first calendar quarter following the Subordinated Debt Closing. Interest on any overdue interest and principal payments will accrue at a rate of 2% in excess of the applicable interest rate on the Senior Subordinated Notes. The Company may redeem the Senior Subordinated Notes in whole or in part at any time after three and one-half years following the Subordinated Debt Closing at a redemption price equal to the product of the principal amount thereof multiplied by the Call Premium (as hereinafter defined), plus accrued interest. Pursuant to the Subordinated Debt Commitment, the "Call Premium" is defined as an amount equal to 103% if redemption occurs between three and one-half years and four years following the Subordinated Debt Closing, 102% if redemption occurs between four years and five years following the Subordinated Debt Closing, 101% if redemption occurs between five years and six years following the Subordinated Debt Closing, and 100% if redemption occurs after six years following the Subordinated Debt Closing. Subject to the requirements of the Senior Debt Financing, following receipt by the Company of proceeds from the issuance of certain debt, equity or hybrid securities or from the disposition of certain assets, the Company will be required to redeem the Senior Subordinated Notes at the same price as if the Company had exercised its optional redemption rights. Pursuant to the Subordinated Debt Commitment, the Senior Subordinated Notes will rank junior to an amount of "Senior Indebtedness" (which shall include the Senior Debt) in an amount not to exceed the greater of (i) 110% of $55,000,000 less all permanent payments of principal thereof made and commitment reductions thereunder and (ii) $25,000,000. Any other future indebtedness of the Company will rank junior to the Senior Subordinated Notes. The Senior Subordinated Notes will have the benefit of subordinated guarantees from each entity guaranteeing any Senior Indebtedness and the Senior Debt.

Pursuant to the Subordinated Debt Commitment, the Company will issue to the Subordinated Lender warrants (the "Warrants") to purchase an aggregate of 4.5% of the Company's Common Stock, on a fully diluted basis. The Warrants will be exercisable for a period of ten years and will be exercisable at a price per share equal to $9.00. In connection with the issuance of the Warrants, the Subordinated Lender will be entitled to demand and "piggy-back" registration rights with respect to the shares of Company Common Stock underlying the Warrants.

Pursuant to the Subordinated Debt Commitment, the Company will be required to pay at the Subordinated Debt Closing a fee to the Subordinated Lender equal to 1.5% of the aggregate principal amount of the Senior Subordinated Notes.

The Subordinated Debt Commitment provides that the Company and the Subordinated Lender will enter into, among other agreements, a Note and Warrant Purchase Agreement (the "Purchase Agreement") containing customary representations and warranties. In addition, the Purchase Agreement will contain customary affirmative and negative covenants satisfactory to the Subordinated Lender. Affirmative covenants will include without limitation, compliance with laws, maintenance of all licenses, regulatory good standing, insurance, payment of taxes, reporting and delivery of audited financial statements and other financial information to the Subordinated Lender. Negative covenants will include, without limitation, limitations on business activities, limitations on liens, limitations on additional indebtedness, contingent obligations and preferred stock of the Company (with exceptions for additional working capital), limitations on dividends or payments on the capital stock of the Company, limitations on the redemption or repurchase of capital stock of the Company, limitations on the sale of assets and subsidiary stock and transactions with affiliates, limitations on mergers and consolidations, limitations on investments and joint ventures and limitations on changes of control.

The Purchase Agreement will also contain customary financial covenants including, without limitation, minimum requirements with respect to the Company's EBITDA, minimum interest coverage ratio requirements, minimum net worth requirements, maximum total debt to twelve-month EBITDA and minimum fixed charge ratio requirements. Certain of the affirmative and negative covenants will continue in effect after payment in full of the Senior Subordinated Notes for so long as the Warrants are outstanding. The Purchase Agreement will also contain standard default provisions including, without limitation, failure to pay principal or interest on the Senior Subordinated Notes when due, failure to comply with covenants under the Purchase Agreement, cross-payment default and cross-acceleration on material obligations of the Company, certain events of bankruptcy involving the Company and change of control of the Company.

Consummation of the Subordinated Debt Financing is subject to the satisfaction of certain conditions precedent, including, without limitation, completion by the Subordinated Lender of business, legal and regulatory due diligence, consummation of the Senior Debt Financing and issuance of the Warrants to the Subordinated Lender.

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Although the Company believes its expectations are based upon reasonable assumptions within the bounds of its knowledge of its business operations, there can be no assurance that actual results will not differ materially from those set fourth in the forward-looking statements. Certain factors that might cause such a difference include the following: the inability of the Company to consummate the MEDIQ Stock Repurchase, the inability of the Company to consummate the Senior Debt Financing or the Subordinated Debt Financing on terms satisfactory to the Company, the timing of new product introductions by the Company, the timing of orders received from customers, the gain or loss of significant customers, changes in the mix of products sold, competition from other private label manufacturers, seasonal changes in the demand for the Company's products, increases in the cost of raw materials and changes in the retail market for health and beauty aids in general. For additional information concerning these and other important factors which may cause the Company's actual results to differ materially from expectations and underlying assumptions, please refer to the reports filed by the Company with the Securities and Exchange Commission.




ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
Independent Auditors' Report                                           15

Consolidated Statements of Operations -
  Three Years Ended September 28, 1996                                 16

Consolidated Balance Sheets -
  September 28, 1996 and September 30, 1995                            17

Consolidated Statements of Stockholders' Equity -
  Three Years Ended September 28, 1996                                 18

Consolidated Statements of Cash Flows -
  Three Years Ended September 28, 1996                                 19

Notes to Consolidated Financial Statements                             20-28


INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
NutraMax Products, Inc.
Gloucester, Massachusetts


We have audited the accompanying consolidated balance sheets of NutraMax Products, Inc. and subsidiaries as of September 28, 1996 and September 30, 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three fiscal years in the period ended September 28, 1996. Our audits also included the financial statement schedule listed in Item 14 (a)(2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of NutraMax Products, Inc. and subsidiaries as of September 28, 1996 and September 30, 1995, and the results of their operations and their cash flows for each of the three fiscal years in the period ended September 28, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note M, the Company has agreed, subject to various conditions, including shareholder approval, to repurchase approximately four million shares of its common stock.


DELOITTE & TOUCHE LLP

Boston, Massachusetts
November 8, 1996 (November 18, 1996 as to Note M)

NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES - CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                       Year Ended
                                                              ------------------------------------------------------------
                                                              Sept. 28,                  Sept. 30,                  Oct. 1,
                                                                1996                       1995                      1994
                                                              ---------                  ---------                  -------

Net Sales                                                     $80,479,000               $63,111,000               $55,958,000
Cost of Sales                                                  57,686,000                45,916,000                38,752,000
                                                              -----------               -----------               -----------
Gross Profit                                                   22,793,000                17,195,000                17,206,000
Selling, General and Administrative Expenses                   11,662,000                 8,694,000                 9,281,000
                                                              -----------                ----------               -----------
Operating Income                                               11,131,000                 8,501,000                 7,925,000


Other Credits (charges):
    Interest expense                                           (1,479,000)               (1,427,000)                 (928,000)
    Interest income                                                95,000                    13,000                    60,000
    Other                                                        (384,000)                  303,000                    35,000
                                                              -----------               -----------               -----------

Income Before Income Tax Expense                                9,363,000                 7,390,000                 7,092,000
Income Tax Expense                                              3,680,000                 2,916,000                 2,832,000
                                                              -----------               -----------               -----------
Net Income                                                   $  5,683,000              $  4,474,000              $  4,260,000
                                                             ============              ============              ============
Earnings Per Share                                           $        .67              $        .53              $        .50
                                                             ============              ============              ============
Weighted Average Shares Outstanding                             8,531,000                 8,520,000                 8,480,000
                                                             ============              ============              ============







                See notes to consolidated financial statements.

NUTRAMAX PRODUCTS, INC., AND SUBSIDIARIES - CONSOLIDATED BALANCE SHEETS



ASSETS                                                                       September 28,                    September 30,
                                                                                 1996                              1995
                                                                             -------------                    -------------
Current Assets:

      Cash                                                                 $       294,000                    $      503,000
      Accounts receivable, less allowance for doubtful accounts
              of $709,000 in 1996 and $601,000 in 1995                          12,848,000                         9,050,000
      Inventories                                                               18,321,000                        12,497,000
      Deferred income taxes                                                        801,000                           977,000
      Prepaid expenses and other                                                   618,000                           525,000
                                                                           ---------------                    --------------
              Total Current Assets                                              32,882,000                        23,552,000
Property, Plant and Equipment, net                                              29,207,000                        23,714,000
Restricted Cash                                                                  4,742,000                                --
Goodwill, net of accumulated amortization of $3,172,000
      in 1996 and $2,609,000 in 1995                                            13,415,000                        13,978,000
Other Assets                                                                     2,632,000                         1,830,000
                                                                           ---------------                    --------------
                                                                             $  82,878,000                    $   63,074,000
                                                                           ===============                    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
      Accounts payable                                                      $    7,265,000                     $   6,191,000
      Accrued payroll and related taxes                                            666,000                           455,000
      Accrued expenses - other                                                     962,000                           850,000
      Current maturities of long-term debt                                      14,498,000                         1,904,000
                                                                           ---------------                    --------------
              Total Current Liabilities                                         23,391,000                         9,400,000
Long-Term Debt, less current maturities                                         11,780,000                        12,550,000
Other Long Term Liabilities                                                        286,000                           312,000
Deferred Income Taxes                                                            1,604,000                         1,579,000
Stockholders' Equity:
      Common stock - $.001 par value:
              Authorized - 20,000,000 shares
              Issued and outstanding:  8,658,000 and 8,520,000
              shares in 1996 and 1995 respectively                                   9,000                             9,000
      Additional paid-in capital                                                23,468,000                        22,567,000
      Retained earnings                                                         22,340,000                        16,657,000
                                                                           ---------------                    --------------
              Total Stockholders' Equity                                        45,817,000                        39,233,000
                                                                           ---------------                    --------------
                                                                             $  82,878,000                    $   63,074,000
                                                                           ===============                    ==============



                See notes to consolidated financial statements.

NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES - CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                  Common Stock
                                             -------------------------
                                               Shares                          Additional            Retained
                                               Issued           Amount       Paid-In Capital         Earnings            Total
                                             ----------        ---------     ---------------      ------------        -----------
Balance at October 2, 1993                   8,439,000           $8,000        $22,022,000          $7,923,000        $29,953,000

Issuance of stock -
   management compensation                      53,000               --            318,000                  --            318,000

Exercise of stock options                       28,000            1,000            225,000                  --            226,000

Net income                                          --               --                 --           4,260,000          4,260,000
                                           -----------        ---------       ------------        ------------       ------------

Balance at October 1, 1994                   8,520,000           $9,000        $22,565,000         $12,183,000        $34,757,000

Exercise of stock options (1)                       --               --              2,000                  --              2,000

Net income                                          --               --                 --           4,474,000          4,474,000
                                           -----------        ---------       ------------        ------------       -----------

Balance at September 30, 1995                8,520,000         $  9,000        $22,567,000         $16,657,000        $39,233,000

Exercise of stock options                      150,000               --          1,010,000                  --          1,010,000

Stock redeemed                                 (12,000)              --           (109,000)                 --           (109,000)

Net income                                          --               --                 --           5,683,000          5,683,000
                                           -----------        ---------       ------------        ------------       ------------

Balance of September 28, 1996               $8,658,000         $  9,000        $23,468,000         $22,340,000        $45,817,000
                                           ===========        =========       ============        ============       ============


(1)  180 stock options were exercised in 1995.

                See notes to consolidated financial statements.

NUTRAMAX PRODUCTS, INC., AND SUBSIDIARIES - CONSOLIDATED STATEMENTS OF CASH
FLOWS


                                                                                               Year Ended
                                                                       --------------------------------------------------------
                                                                         Sept. 28,              Sept. 30,              Oct. 1,
                                                                           1996                   1995                  1994
                                                                       -------------           -----------           ----------
   Cash Flows from Operating Activities:

    Net income                                                          $5,683,000             $ 4,474,000          $4,260,000
    Adjustments to reconcile net income to net cash
        provided by operating activities:
    Depreciation and amortization                                        4,437,000               3,857,000           3,527,000
    Deferred taxes                                                         228,000                 732,000             419,000
    Other                                                                 (132,000)               (227,000)            286,000
    Increase (decrease), net of effect of acquisitions:

        Accounts receivable                                             (2,016,000)               (838,000)         (1,471,000)
        Inventories                                                     (4,480,000)             (1,259,000)         (4,647,000)
        Prepaid expenses and other                                         (88,000)                379,000             (94,000)
        Accounts payable                                                   872,000               1,326,000           1,433,000
        Accrued payroll and related taxes                                  169,000                (242,000)            (71,000)
        Accrued expenses - other                                            35,000                (386,000)            721,000
        Income taxes                                                        16,000                (211,000)          1,037,000
                                                                       ------------            -----------           ----------
Net cash provided by operating activities                                 4,724,000              7,605,000            5,400,000


Cash Flows from Investing Activities:
    Acquisition of Oral Care net of cash acquired                        (2,230,000)                    --                   --
    Acquisitions of feminine hygiene assets                              (2,367,000)                    --
    Acquisition of Powers Pharmaceutical Corporation                         --                         --           13,541,000
    Purchases of property, plant and equipment                           (6,130,000)            (3,937,000)          (3,929,000)
    Restricted Cash                                                      (4,742,000)                    --                   --
    Deferred packaging costs                                               (860,000)               (527,000)           (532,000)
    Other                                                                    20,000                 158,000              74,000
                                                                       ------------            ------------          ----------
Net cash used in investing activities                                   (16,309,000)             (4,306,000)        (17,928,000)
Cash Flows from Financing Activities:
    Borrowings                                                           13,733,000                      --          19,166,000
    Proceeds from exercise of stock options and warrants                    257,000                   2,000             177,000
    Debt repayments                                                      (1,908,000)             (3,174,000)         (7,838,000)
    Deferred Financing Costs                                               (679,000)                     --                  --
    Other                                                                   (27,000)                     --                  --
                                                                       ------------            ------------          -----------
Net cash provided by (used in) financing activities                      11,376,000             (3,172,000)           11,505,000
                                                                       ------------            ------------          -----------
Net Increase (Decrease) in Cash                                            (209,000)               127,000            (1,023,000)
Cash:
    Beginning of year                                                       503,000                376,000             1,399,000
                                                                       ------------            ------------          -----------
    End of year                                                         $   294,000           $    503,000           $   376,000
                                                                       ============            ============          ===========
Supplemental Disclosures of Cash Flow Information:
    Income taxes paid                                                   $3,487,000             $ 2,384,000            $1,534,000
                                                                       ============            ============          ===========
    Interest paid                                                       $1,310,000             $ 1,297,000            $  831,000
                                                                       ============            ============          ===========

Supplemental Disclosure of Non-Cash Financing and Investing Activities:

    Issuance of stock - non-cash compensation                                   --                     --            $   318,000
                                                                       ============            ============          ===========
    Exercise of stock options paid for in October 1996                  $   644,000            $       --            $       --
                                                                       ============            ============          ===========
    Redemptions in connection with exercise of stock options            $   109,000            $       --            $       --
                                                                       ============            ============          ===========
    Equipment financed with
        capital lease obligations                                       $        --            $       --            $   794,000
                                                                       ============            =============         ============

See notes to consolidated financial statements.

NUTRAMAX PRODUCTS, INC., AND SUBSIDIARIES - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS - NutraMax Products, Inc. is a manufacturer and marketer of private label health and personal care products.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The consolidated financial statements include the accounts of NutraMax Products, Inc. and its subsidiaries (the "Company"). In consolidation, all significant intercompany transactions and balances have been eliminated.

Inventories - Inventories are stated at the lower of cost (first-in, first-out method) or market.

Property, Plant and Equipment - Property, plant and equipment are stated at cost. The Company's policy of providing for depreciation and amortization is as follows:

                  Buildings                              20 years on a straight-line basis

                  Liquid packaging machines              32,000 to 48,000 machine hours which
                                                         approximate a five to eight and
                                                         one-half year life

                  Machinery, equipment, molds            5 to 10 years on a straight-line basis
                  and furniture and fixtures

                  Leasehold improvements                 The terms of the related lease
                                                         on a straight-line basis

                  Vehicles                               3 to 5 years on a straight-line basis


Goodwill - The purchase price in excess of net assets acquired is amortized on a straight-line basis over periods from thirty to forty years. The Company evaluates the carrying value of goodwill based upon current and anticipated net income and undiscounted cash flows, and recognizes an impairment when it is probable that such estimated future net income and/or cash flows will be less than the carrying value of goodwill. Measurement of the amount of impairment, if any, is based upon the difference between carrying value and fair value.

Other Assets - Other assets include intangible and deferred financing assets which are amortized on a straight-line basis over the estimated periods of related benefit, ranging from three to twenty years. Accumulated amortization was $398,000 and $279,000 as of September 28, 1996 and September 30, 1995, respectively. Other assets also include external costs deferred in connection with tools, dies and the design of packaging materials for the Company's products which are amortized on a straight-line basis over four years.

Income Taxes - The Company and its subsidiaries file a consolidated federal income tax return. Deferred taxes are provided for certain income and expense items which are accounted for differently for financial reporting and income tax purposes.

Earnings Per Share - Earnings per share computations are based upon the weighted average number of common shares outstanding. Stock options have been excluded from the calculation of weighted average shares outstanding since the dilutive effect is less than 3%.

Use of Estimates - In preparing financial statements in conformity with general accepted accounting principles, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

Financial Instruments - The carring values of cash, accounts receivable, accounts payable, long-term debt and borrowings under revolving credit faclities approximate fair value.

Reclassification of Accounts - Certain reclassifications have been made to conform prior years' balances to the current year presentation.

NUTRAMAX PRODUCTS, INC., AND SUBSIDIARIES - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - ACQUISITIONS

On February 29, 1996, the Company purchased certain of the assets, including machinery and inventory, of the Hospital Specialty Company Division of the Tranzonic Companies related to the manufacture and sale of feminine hygiene products. The purchase price consisted of $2,367,000 in cash which was financed with long term debt (see Note F).

Effective October 23, 1995, the Company acquired substantially all of the assets and assumed certain liabilities of Mi-Lor Corporation, Professional Brushes, Inc. and Codent Dental Products, Inc. ("Oral Care") which manufacture and market toothbrushes, dental floss and related products for store brand markets. The purchase price consisted of $1,800,000 in cash and liabilities assumed of $363,000, and the transaction resulted in related expenses of approximately $681,000. The purchase price was not material to the Company's consolidated financial statements. The transaction was accounted for by the purchase method of accounting.

NOTE C - RESTRICTED CASH

In connection with the proceeds received from two Massachusetts Industrial Finance Agency Variable Rate Industrial Development Bond (collectively, the "IDB") (see Note F), a total of $4,742,000 of unused proceeds remained as invested cash as of September 28, 1996. Of this total, $1,444,000 is restricted for capital expenditures at the Oral Care facility in Florence, Massachusetts and 3,032,000 is restricted for capital expenditures at the Powers Pharmaceutical facility in Brockton, Massachusetts. The IDB restricts the investment vehicles available for the excess cash. As of September 28, 1996 the $4,476,000 was invested in the Treasury Money Market at a current yield of 4.8%. A total of $266,000 has been paid to the trustee related to monthly payments held for the annual principal payment to bond holders. These funds are invested in the Treasury Money Market at a current yield of 4.8%. These funds are also included in the restricted cash balance.


NOTE D - INVENTORIES
                                                             Sept. 28                  Sept 30,
                                                               1996                      1995
                                                           ------------             ------------
    Raw Materials                                          $  8,811,000             $  5,278,000
    Finished Goods                                            8,186,000                6,088,000
    Work in process                                             292,000                  417,000
    Machinery parts, factory supplies                         1,032,000                  714,000
                                                           -------------            -------------
                                                            $18,321,000              $12,497,000


NOTE E - PROPERTY, PLANT AND EQUIPMENT

                                                               Sept. 28,             Sept 30,*
                                                                 1996                   1995
                                                              ----------            -----------
    Machinery and equipment                                   $28,595,000            $21,777,000
    Land, buildings and improvements                            9,258,000              8,161,000
    Molds                                                       2,807,000              2,611,000
    Furniture and fixtures                                      2,006,000              1,515,000
    Vehicles                                                       60,000                 37,000
                                                              -----------            -----------
                                                               42,726,000             34,101,000

    Less:  Accumulated depreciation and amortization          (13,519,000)           (10,387,000)
                                                              -----------            ------------
                                                              $29,207,000            $23,714,000
                                                              ===========            ===========

* Reclassified to conform to current year presentation

Depreciation and amortization expense for property, plant and equipment for 1996, 1995 and 1994 was $3,180,000, $2,725,000 and $2,390,000, respectively.

Effective September 29, 1996 the Company will be required to adopt, prospectively, Statement of Financial Accounting Standard (SFAS) No. 121, "Accounting for Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of "SFAS No 121 requires that long-lived assets be reviewed for impairment whenever circumstances indicate that the carrying value of an asset may not be recoverable. The Company does not expect the adoption of SFAS No. 121 to have a significant effect on its financial position or results of operations.

NUTRAMAX PRODUCTS, INC., AND SUBSIDIARIES - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F- LONG-TERM DEBT

                                                               Sept. 28,                 Sept 30,
                                                                  1996                     1995
                                                              -----------              -----------
     Revolving credit facility                                $ 8,784,000              $ 5,118,000
     Industrial Development Bond                                7,700,000                       --
     Term loans                                                 8,218,000                7,650,000
     Mortgages                                                  1,554,000                1,654,000
     Capital lease obligation                                      22,000                   32,000
                                                              -----------               ----------
                                                               26,278,000               14,454,000

     Less:  Current maturities of long-term debt               14,498,000                1,904,000
                                                              -----------              -----------
                                                              $11,780,000              $12,550,000
                                                              ===========              ===========

     Maturities of long-term debt are as follows:

     Fiscal Year
        1997                $14,498,000
        1998                  2,677,000
        1999                  2,670,000
        2000                  1,933,000
        2001                    800,000
        Thereafter            3,700,000
                            -----------
                            $26,278,000
                            ===========

On May 3, 1996, the Company completed a $4,300,000 IDB financing. Proceeds from the financing were used to reduce the outstanding balance under the company's revolving credit facility which was used to fund the Oral Care acquisition and for the capital expenditures made and scheduled to be made over the next twelve months for the Oral Care operation. It is anticipated that all proceeds will be expended by March 31, 1997. As of September 28, 1996 $2,728,000 of the proceeds of the IDB financing had been used to repay a portion of the Company's outstanding balance under it's existing revolving credit facility and to pay for equipment purchases. The variable interest rate on the bond as of September 28, 1996 was 3.85% and interest is payable monthly. Principal payments are funded monthly and are payable annually beginning May 1, 1997 at $400,000 per year through May 1, 2003, $200,000 due May 1, 2004 and $100,000 per year thereafter through May 1, 2016. The IDB is supported by a letter of credit with State Street Bank and Trust Company that contains certain financial covenants with respect to minimum quarterly net earnings, tangible net worth, indebtedness to net worth ratios and cash flows. The IDB contains certain restrictions including limiting capital expenditures made for the Oral Care operation to $10,000,000 over the next three years.

On June 7, 1996, the Company completed a second IDB financing for $3,500,000 for the purpose of funding the expansion of the Powers Pharmaceutical manufacturing facility and the purchase of additional manufacturing equipment at the facility. As of September 28, 1996 $447,000 of the proceeds of the bond had been used to pay for equipment purchases. The variable interest rate on the bond as of September 28, 1996 was 3.85% and interest is payable monthly. Principal payments are funded monthly and are payable annually beginning May 1, 1997 at $400,000 per year, through May 1, 2001 and $100,000 per year thereafter through May 1, 2016. The IDB is supported by a letter of credit with State Street Bank and Trust Company that contains certain financial covenants with respect to minimum quarterly net earnings, tangible net worth, indebtedness to net worth ratios and cash flows. The IDB contains certain restrictions including limiting capital expenditures, made for the Powers Pharmaceutical operation, to $10,000,000 over the next three years.

NUTRAMAX PRODUCTS, INC., AND SUBSIDIARIES - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 30, 1995 the Company's revolving credit facility was increased an additional $1,000,000 to $9,000,000. On February 29, 1996, the revolving credit facility was increased an additional $1,000,000 to $10,000,000. The revolving credit facility was temporarily increased an additional $1,000,000 to $11,000,000 on March 27, 1996 in anticipation of the IDB financing (see above) to take place. The temporary $1,000,000 line extension expired on April 29, 1996. The average amount outstanding under this facility during the year amounted to $8,303,000 and the weighted average interest rate computed on the monthly outstanding balance was 7.94%. The amount of available credit fluctuates based upon eligible accounts receivable and inventory. As of September 28, 1996, $1,162,000 of credit was available. The revolving credit facility expires in December 1996. On February 29, 1996, the Company obtained a $2,750,000 acquisition line, with the same commercial lender, for the feminine hygiene acquisition (see Note B), payable February 28, 1997 at interest rates comparable the existing revolving credit facility. The remaining term loans bear interest at prime plus 0.5% (8.75% at September 28, 1996) or at the Company's option, Libor plus 2.25% (7.75% at September 28, 1996) and are payable in quarterly principal installments of $450,000 through November 1999. The mortgage bears interest at prime plus 0.5% or, at the Company's option, Libor plus 2.25% and is payable in quarterly principal installments of $17,000, with a final payment of approximately $680,000 due November 1999. The interest rates on the term loans and the mortgage ranged from 7.5% to 8.375% during 1996 (7.75% at September 28, 1996).

The revolving credit facility and term loans, which are collateralized by substantially all of the Company's assets, require the maintenance of certain balance sheet and operating ratios and impose certain dividend limitations. The most restrictive of these provisions limits the payment of cash dividends to approximately $6,604,000 as of September 28, 1996.

The Company has an additional mortgage which bears interest at 7% and is payable in monthly installments of $7,000 including interest, with a final payment of approximately $670,000 due in February 1997.

In connections with the MEDIQ Stock Repurchase (see note M) the company anticipates refinancing the revolving credit facility and term loans.

NOTE G - COMMITMENTS AND CONTINGENCIES

Leases - The Company leases certain of its administrative, manufacturing, distribution and warehouse facilities under operating leases. The Company also leases certain equipment under operating and capital leases. Future minimum payments under noncancelable operating and capital leases are as follows:

                                              Operating                  Capital
     Fiscal Year                                Leases                   Leases
                                              ---------                 --------
        1997                                  $ 130,000                 $ 11,000
        1998                                     14,000                   11,000
        1999                                     11,000                    2,000
        2000                                      2,000                       --
                                              ---------                 --------
     Total minimum lease payments             $ 157,000                   24,000
                                              =========
     Amount representing interest                                          2,000
                                                                        --------
     Present value of minimum lease payments                            $ 22,000
                                                                        ========

Rental expense for operating leases was $462,000, $387,000 and $413,000 for 1996, 1995 and 1994, respectively.

Litigation - The Company has pending certain legal actions and claims incurred in the normal course of business and is actively pursuing the defense thereof. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

NUTRAMAX PRODUCTS, INC., AND SUBSIDIARIES - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H - INCOME TAXES

Income tax expense consisted of the following:

                                               Year Ended
                          ------------------------------------------------------
                          Sept. 28,             Sept. 30,               Oct. 1,
                             1996                  1995                  1994
                          ----------            ----------            ----------
Current:
   Federal                $2,621,000            $1,769,000            $2,014,000
   State                     507,000               415,000               399,000
                          ----------            ----------            ----------
                           3,128,000             2,184,000             2,413,000

Deferred:
   Federal                   537,000               696,000               395,000
   State                      15,000                36,000                24,000
                          ----------            ----------            ----------
                             552,000               732,000               419,000
                          ----------            ----------            ----------
                          $3,680,000            $2,916,000            $2,832,000
                          ==========            ==========            ==========

The difference between the Company's income tax and the statutory federal tax is reconciled below:

                                                                 Year Ended
                                              ------------------------------------------------------
                                              Sept. 28,             Sept. 30,              Oct. 1,
                                                 1996                  1995                 1994
                                              ----------            ----------           ----------
Statutory federal tax                         $3,183,000            $2,513,000           $2,411,000
Nondeductible goodwill amortization              189,000               189,000              179,000
State tax, net of federal benefit                345,000               298,000              279,000
Other                                            (37,000)              (84,000)             (37,000)
                                              ----------            ----------           ----------
Income tax expense                            $3,680,000            $2,916,000           $2,832,000
                                              ==========            ==========           ==========

As of September 28, 1996, the Company had Federal net operating loss carryforwards of $1,735,000 which are available to offset future taxable income. The Company also has Federal and State tax credit carryforwards of $363,000. Utilization of the operating loss carryforwards, which expire in fiscal years 1997 to 2007, is limited to $1,049,000 annually.

Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                 Sept. 28,             Sept. 30,
                                                   1996                  1995
                                                ----------            ----------
Assets:
     Net operating loss carryforwards           $  590,000            $  822,000
     Allowance for bad debts                       259,000               236,000
     Inventory                                     361,000               234,000
     Investment tax credits                        318,000               208,000
     Other                                         531,000               331,000
                                                ----------            ----------
                                                 2,059,000             1,831,000
Valuation allowance                                     --                    --
                                                ----------            ----------
Deferred tax assets                              2,059,000             1,831,000
                                                ==========            ==========
Liabilities:
     Depreciation and amortization               2,797,000             2,387,000
     Other                                          65,000                46,000
                                                ----------            ----------
Deferred tax liabilities                         2,862,000             2,433,000
                                                ----------            ----------
Net deferred tax liability                      $  803,000            $  602,000
                                                ==========            ==========

NUTRAMAX PRODUCTS, INC., AND SUBSIDIARIES - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I - EMPLOYEE BENEFIT PLANS

The Company has a 401(k) savings plan, covering substantially all employees. The plan is subject to certain minimum age and length of employment requirements. Under the plan, the Company matches 50% of each participant's eligible contribution for the plan year, subject to certain limitations. In addition the Company has a profit sharing plan; the Company's contributions to the plan are discretionary. Contributions of $171,000, $145,000 and $104,000 were made to the plans in 1996, 1995 and 1994 respectively.

NOTE J - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data for fiscal years 1996 and 1995 is as follows:



                                                First           Second          Third            Fourth
1996                                           Quarter          Quarter        Quarter          Quarter
----                                           -------          -------        -------          -------
Net sales                                    $18,148,000      $19,824,000    $20,071,000      $22,436,000
Gross profit                                   5,577,000        5,545,000      5,598,000        6,073,000
Net income                                     1,330,000        1,362,000      1,279,000        1,712,000
Earnings per share                           $       .16      $       .16    $       .15      $       .20

Weighted average shares outstanding            8,520,000        8,521,000      8,523,000        8,560,000


                                                First           Second          Third            Fourth
1995                                           Quarter          Quarter        Quarter          Quarter
----                                           -------          -------        -------          -------
Net sales                                    $15,123,000      $15,055,000    $15,184,000      $17,749,000
Gross profit                                   4,602,000        4,279,000      3,863,000        4,451,000
Net income                                     1,238,000        1,111,000        857,000        1,268,000
Earnings per share                           $       .15      $       .13    $       .10      $       .15


Weighted average shares outstanding            8,520,000        8,520,000      8,520,000        8,520,000

NOTE K - RELATED PARTY TRANSACTIONS

Services Agreement - Through December 31, 1995, the Company obtained certain legal, accounting, tax, insurance and human resource services from MEDIQ Incorporated ("MEDIQ"), the owner of approximately 47% of the outstanding common stock. Subsequent to December 31, 1995 the Company received only certain tax and insurance services from MEDIQ. Costs for such services were $85,000 in fiscal 1996 and $100,000 for each of the two preceding years. The Company believes that MEDIQ's charges for such services are on terms no less favorable to the Company than those that could be obtained from unaffiliated third parties for comparable services.

Insurance - The Company obtains certain insurance coverages through programs administered by MEDIQ. Insurance expense under these programs was $42,000, $409,000 and $464,000 for fiscal years 1996, 1995 and 1994, respectively.

Pledge of Stock - A portion of the shares of the Company's stock owned by MEDIQ is subject to exchange for outstanding MEDIQ debentures and a portion secures certain MEDIQ indebtedness.

NUTRAMAX PRODUCTS, INC., AND SUBSIDIARIES - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE L - STOCKHOLDERS EQUITY

The Company maintains a Stock Option Plan which includes an Incentive Stock Option Program and a Non-Qualified Stock Option Program. Incentive stock options may be granted to key employees, including the Company's officers, at the discretion of the Stock Option Plan Committee, until termination of the Plan. Non-qualified stock options may be granted to employees, non-employee directors, advisors and independent consultants at the discretion of the Committee. No options may be granted under the programs for a term in excess of five years from the date of grant. As of September 28, 1996, 493,000 stock options were exercisable under such plans. The stock option prices listed below represent the quoted market value of the common stock at dates of grant.

A summary of stock option activity for the three years ended September 28, 1996 follows:

                                         Number                 Option Price
                                        of Shares                 Per Share
                                        ---------               ------------
October 2, 1993                           363,000               $4.00-$12.25
     Granted                              524,000               $9.63-$12.00
     Exercised                            (27,000)              $4.00-$12.00
     Terminated                           (15,000)              $6.00-$12.25
                                        ---------
October 1, 1994                           845,000               $6.00-$12.25
     Granted                               60,000               $9.38-$9.69
     Exercised                                -(1)              $6.00
                                        ---------
September 30, 1995                        905,000               $6.00-$12.25
     Granted                               10,000               $9.875
     Exercised                           (150,000)              $6.00
     Terminated                             (3000)              $7.50-$8.00
                                        ---------
September 28, 1996                        762,000               $6.00-$12.25
                                        =========

(1)      180 stock options were exercised in 1995.

In October 1995 the Financial Accounting Standards Board ("FASB") issued statement of Financial Accounting Standards ("SFAS") No. 123 Accounting for stock-based compensation, which the Company must adopt effective September 29, 1996. SFAS 123 is not expected to have a material effect on the Company's net earnings or financial position.

NOTE M - THE STOCK PURCHASE AGREEMENT

The Company and MEDIQ have entered into an Amended and Restated Stock Purchase Agreement (the "Stock Purchase Agreement"), pursuant to which MEDIQ has agreed to sell to the Company, and the Company has agreed to purchase from MEDIQ (the "MEDIQ Stock Repurchase"), all 4,037,258 shares of Company Common Stock owned by MEDIQ (the "MEDIQ Shares"), 2,254,902 of which were held in escrow as of November 20, 1996 in support of MEDIQ's 7.5% subordinated debentures due 2003 (the "MEDIQ Bonds") pursuant to the terms of the indenture relating to the MEDIQ Bonds (the "MEDIQ Indenture") and the terms of an escrow agreement relating thereto. The aggregate purchase price of the MEDIQ Shares is $36,335,322 representing a purchase price of $9.00 per share (the "Purchase Price"). Pursuant to the terms of the Stock Purchase Agreement, the closing of the purchase and sale of the MEDIQ Shares (the "Closing") will be held on December 31, 1996 or on such other date as the Company and MEDIQ may mutually agree. At the Closing, the Company shall pay that portion of the Purchase Price for the MEDIQ Shares other than the MEDIQ Shares then held in escrow (the "MEDIQ Escrowed Shares") by delivering to MEDIQ cash in an amount equal to $9.00 multiplied by the number of such MEDIQ Shares not held in escrow, and shall pay that portion of the Purchase Price for the MEDIQ Escrowed Shares by delivering a promissory note in favor of MEDIQ in the original principal amount equal to $9.00 multiplied by such number of MEDIQ Escrowed Shares, secured by a letter of credit reasonably acceptable in form and substance to MEDIQ. The MEDIQ Stock Repurchase is subject to various conditions, including shareholder approval.

NUTRAMAX PRODUCTS, INC., AND SUBSIDIARIES - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Stock Purchase Agreement provides that the obligations of the Company to enter into and complete the transaction contemplated thereby are subject to, among other things, (i) the Company having received financing upon terms and for such amount necessary to fulfill its obligations under the Stock Purchase Agreement, (ii) the Company having received a favorable vote of its stockholders other than MEDIQ with respect to the consummation of the transactions contemplated by the Stock Purchase Agreement, (iii) the Board of Directors of the Company having received a fairness opinion from an internationally recognized investment banking firm to the effect that the transactions contemplated by the Stock Purchase Agreement are fair from a financial point of view to the stockholders of the Company (other than MEDIQ), and (iv) the Board of Directors of MEDIQ having received a fairness opinion from an internationally recognized investment banking firm to the effect that the transactions contemplated by the Stock Purchase Agreement are fair from a financial point of view to the stockholders of MEDIQ.

The Stock Purchase Agreement provides that the obligations of MEDIQ to enter into and complete the transactions contemplated thereby are subject to, among other things, (i) the Company having obtained and provided to MEDIQ the letter of credit securing the Company's obligations under the Note, (ii) the Company having received a favorable vote of its stockholders other than MEDIQ with respect to the consummation of the transactions contemplated by the Stock Purchase Agreement, (iii) the Board of Directors of the Company having received a fairness opinion from an internationally recognized investment banking firm to the effect that the transactions contemplated by the Stock Purchase Agreement are fair from a financial point of view to the stockholders of the Company (other than MEDIQ), and (iv) the Board of Directors of MEDIQ having received a fairness opinion from an internationally recognized investment banking firm to the effect that the transactions contemplated by the Stock Purchase Agreement are fair from a financial point of view to the stockholders of MEDIQ.

The Stock Purchase Agreement provides that each of the Company and MEDIQ (each, an "Indemnifying Party") shall indemnify and hold the other party and its officers, directors and stockholders (each, an "Indemnified Party") harmless against and in respect of any and all losses, costs, expenses, claims, damages, obligations and liabilities, including interest, costs of investigation, penalties and reasonable attorneys' fees and disbursements which such Indemnified Party may suffer, incur or become subject of arising out of, based upon or otherwise in respect of any inaccuracy in or breach of any representation or warranty of the Indemnifying Party made in or pursuant to the Stock Purchase Agreement or any agreement or document required to be delivered pursuant to the Stock Purchase Agreement or any breach or nonfulfillment of any covenant or obligation of the Indemnifying Party contained in the Stock Purchase Agreement or such other agreements and documents.

The Stock Purchase Agreement may be terminated and the transactions contemplated thereunder may be abandoned at any time prior to the Closing (i) by the Company or MEDIQ, if the Closing has not occurred by December 31, 1996, (ii) by mutual consent of the Company and MEDIQ, (iii) by the Company, if any representation or warranty of MEDIQ made in or pursuant to the Stock Purchase Agreement is untrue or incorrect in any material respect, MEDIQ breaches its covenants or other terms of the Stock Purchase Agreement or any of the Company's conditions precedent to Closing contained therein are not satisfied on or before December 31, 1996, or any event or circumstance occurs such that any of such conditions will not be satisfied as of such date, or (iv) by MEDIQ, if any representation or warranty of the Company made in or pursuant to the Stock Purchase Agreement is untrue or incorrect in any material respect, the Company breaches the covenants or other terms of the Stock Purchase Agreement or any of MEDIQ's conditions precedent to Closing contained therein are not satisfied on or before December 31, 1996 or any event or circumstance occurs such that any of such conditions will not be satisfied as of such date.

NUTRAMAX PRODUCTS, INC., AND SUBSIDIARIES - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE N - MAJOR CUSTOMERS

Substantially all customers are retailers. No base of customers in one geographic area constitutes a significant portion of sales. American Home Products, Inc. accounted for 11%, 14% and 17% of net sales in 1996, 1995, and 1994 respectively, and Wal-Mart Stores, Inc. accounted for 11%, 9% and 8% of net sales in 1996, 1995 and 1994 respectively.

NOTE O - SUBSEQUENT EVENT

On October 10, 1996, the Company entered into an agreement with Aid-Pack Limited Partnership to purchase the land and building located at 9 Blackburn Drive, Gloucester, Massachusetts currently leased by the Company. The purchase price is $1,975,000 and the Company will finance the purchase using mortgage financing. The closing is scheduled for December 15, 1996 and is contingent upon the satisfactory completion of an environmental study.

                                   PART III

The information required to be included herein has been incorporated herein by reference to the Registrant's proxy statement relating to the annual meeting of its stockholders scheduled to be held in December 1996.

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

         (a) (3) and (c) Exhibits (numbered in accordance with Item 601 of Regulation S-K).

                                 EXHIBIT INDEX


Exhibit Number     Description                                  Method of Filing
--------------     -----------                                  ----------------
     2(a)          Amended and Restated Stock Purchase
                   Agreement among MEDIQ Incorporated, MEDIQ
                   Investment Services, Inc. and the Company,
                   dated November 20, 1996                             (9)
     3(a)          Restated and Amended Certificate of
                   Incorporation                                       (1)
     3(b)          Amendment, filed June 12, 1991, to the
                   Company's Certificate of Incorporation              (1)
     3(c)          Amendment, filed March 5, 1992 to the
                   Company's Certificate of Incorporation              (2)
     3(d)          By-Laws                                             (1)
     10(a)         Employment Agreement between the Company
                   and Donald E. Lepone, dated November 28, 1993       (3)
     10(b)         Employment Agreement between the Company
                   and Richard Zakin, dated January 1, 1994            (3)
     10(c)         Employment Agreement between the Company
                   and Gary A. LeDuc, dated January 1, 1994            (4)
     10(h)         1988 Stock Option Plan (adopted
                   April 28, 1988)                                     (5)
     10(i)         Amendment No. 1 to the 1988 Stock Option Plan       (2)
     10(j)         Amendment No. 2 to the 1988 Stock Option Plan       (2)
     10(k)         Amendment No. 3 to the 1988 Stock Option Plan       (2)
     10(l)         Amendment No. 4 to the 1988 Stock Option Plan       (3)
     10(m)         Tax Allocation/Sharing Agreement between
                   the Company and MEDIQ Incorporated, dated
                   July 25, 1990                                       (1)
     10(n)         Lease Agreement, dated January 1, 1987,
                   between The Aid-Pack Limited Partnership
                   and Aid-Pack, Inc.                                  (6)

                                 EXHIBIT INDEX


EXHIBIT NUMBER     DESCRIPTION                                                           METHOD OF FILING
--------------     -----------                                                           ----------------
    10(o)          Lease Extension Agreement, dated May 1, 1991,
                   between The Aid-Pack Limited Partnership
                   and the Company                                                               (6)
    10(p)          Registration Rights Agreement, dated July 1, 1991
                   between MEDIQ Incorporated and the Company                                    (7)
    10(q)          Amendment to Registration Rights Agreement, dated
                   July 1, 1991 among MEDIQ, MEDIQ Investment Services,
                   Inc. and the Company                                                          (8)
    10(r)          Services Agreement, dated August 22, 1991
                   between MEDIQ Incorporated and the Company                                    (7)
    10(s)          Revolving Credit and Security Agreement between
                   the Company and State Street Bank and Trust Company                           (8)
    10(t)          Revolving Credit and Security Agreement between
                   State Street Bank and Trust Company                                           (8)
    10(u)          Letter to State Street Bank and Trust dated February 29, 1996,
                   re: Amendment No. 2 to Revolving Credit, Term Loan and Security               (10)
                   Agreement and Trademark Assignment Agreement
    10(v)          Letter to State Street Bank and Trust dated March 4, 1996,                    (10)
                   re: Amendment No. 3 to Revolving Credit, Term Loan and Security
                   Agreement and Revolving Time Note
    10(w)          Form of Secured Acquisition Promissory Note.                                  (10)
    10(x)          Form of Amended and Restated Revolving Time Note.
     21            Subsidiaries of the Company                                                   (9)
     23            Consent of Deloitte & Touche LLP,
                   Independent Certified Public Accountants                                      (9)
     27            Financial Data Schedule                                                       (9)

(1) Filed as an Exhibit to the Company's Registration Statement on Form S-1 on July 5, 1991, and incorporated herein by reference.
(2) Filed as an Exhibit to the Company's Annual Report on Form 10-K for fiscal year 1992, and incorporated herein by reference.
(3) Filed as an Exhibit to the Company's Annual Report on Form 10-K for fiscal year 1994, and incorporated herein by reference.
(4)   Filed as a Exhibit to the Company's Annual Report on Form 10-K for
      Fiscal year 1995 and incorporated herein by reference.
(5) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1990, and incorporated herein by reference.
(6) Filed as an Exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-1 on August 15, 1991, and incorporated herein by reference.
(7) Filed as an Exhibit to the Company's Annual Report on Form 10-K for fiscal year 1991, and incorporated herein by reference.
(8) Filed as an Exhibit to the Company's Annual Report on Form 10-K for fiscal 1993, and incorporated herein by reference.
(9)   Filed herewith.
(10) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 29, 1996

(b) Reports on Form 8-K: No reports on Form 8-K were filed during the fourth quarter of fiscal 1996.

                                  SIGNATURES

Pursuant to requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 20, 1996                      NUTRAMAX PRODUCTS, INC.





                                              By: /s/ Donald E. Lepone
                                              --------------------------------
                                                  Donald E. Lepone, President
                                                  and Chief Executive Officer

                                              By: /s/ Robert F. Burns
                                              --------------------------------
                                                  Robert F. Burns, Vice
                                                  President, Treasurer and Chief
                                                  Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, which include at least a majority of the Board of Directors on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                         Title                                     Date
---------                                         -----                                     ----

/s/ Bernard J. Korman                             Chairman of the Board                     November 20, 1996
---------------------
Bernard J. Korman

/s/ Donald E. Lepone                              President, Chief                          November 20, 1996
--------------------                              Executive Officer and
Donald E. Lepone                                  Director

/s/ Donald M. Gleklen                             Director                                  November 20, 1996
---------------------
Donald M. Gleklen

/s/ Frederick W. McCarthy                         Director                                  November 20, 1996
-------------------------
Frederick W. McCarthy

/s/ Dennis M. Newnham                             Director                                  November 20, 1996
---------------------
Dennis M. Newnham

/s/ Michael F. Sandler                            Director                                  November 20, 1996
----------------------
Michael F. Sandler

                            NUTRAMAX PRODUCTS, INC.

                                  SCHEDULE II

                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                       FISCAL YEARS 1996, 1995 AND 1994

--------------------------------------------------------------------------------

COL. A                                    COL. B           COL. C - Additions                       COL. D                COL. E
                                          ----------       -----------------------                  ----------            ---------
                                                                                     (1)               (2)
Description                               Balance at       Charged to             Charged to        Deductions            Balance
                                          Beginning        Costs and              Other                                   at End
                                          of Period        Expenses               Accounts                                of Period
                                          ----------       ----------             ----------        ----------            ---------
Year ended September 28, 1996:

 Allowance for doubtful accounts          $  601,000       $  425,000             $  296,000        $ (613,000)           $ 709,000
                                          ==========       ==========             ==========        ==========            =========
Year ended September 30, 1995:

 Allowance for doubtful accounts            $738,000         $149,000               $     --         $(286,000)            $601,000
                                          ==========       ==========             ==========        ==========            =========
Year ended October 1, 1994:

 Allowance for doubtful accounts            $375,000         $337,000               $ 73,000         $ (47,000)            $738,000
                                          ==========       ==========             ==========        ==========            =========

(1) Includes allowance from acquisition of Oral Care in 1996 and Powers in 1994.

(2) Represents accounts directly written-off net of recoveries.