Form 10-Q
period 1996-12-28
NUTRAMAX PRODUCTS INC /DE/
filed 1997-02-11
CIK 818467

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                       _________________________________

                                   FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

For the quarterly period ended: DECEMBER 28, 1996      Commission File Number:
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



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X     No____
                                              -----

As of February 10, 1997 there were 4,712,014 shares of Common Stock, par value $.001 per share, outstanding.

                   NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES

                    THIRTEEN WEEKS ENDED DECEMBER 28, 1996



PART I.  FINANCIAL INFORMATION:


  ITEM 1.  FINANCIAL STATEMENTS.

    Condensed Consolidated Statements of Operations -
     Thirteen Weeks ended December 28, 1996
     and December 30, 1995 (Unaudited)                                      4

   Condensed Consolidated Balance Sheets -
     December 28, 1996 (Unaudited) and September 28, 1996                   5

   Condensed Consolidated Statements of Cash Flows -
     Thirteen Weeks ended December 28, 1996 and December 30, 1995           6

   Notes to Condensed Consolidated Financial Statements (Unaudited)      7-10

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS.              11-15


PART II.  OTHER INFORMATION

  ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           15

  ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                              15

                   NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES

                    THIRTEEN WEEKS ENDED DECEMBER 28, 1996



                        PART I.   FINANCIAL INFORMATION

                        ITEM 1.   FINANCIAL STATEMENTS.

                   NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                  Thirteen Weeks Ended
                                              ----------------------------
                                              December 28,   December 30,
                                                  1996           1995
                                              -------------  -------------

NET SALES                                      $22,035,000    $18,148,000

COST OF SALES                                   15,984,000     12,571,000
                                               -----------    -----------

GROSS PROFIT                                     6,051,000      5,577,000

SELLING, GENERAL & ADMINISTRATIVE EXPENSES       3,074,000      2,806,000
                                               -----------    -----------

OPERATING INCOME                                 2,977,000      2,771,000

OTHER CREDITS (CHARGES):
   Interest expense                             (  420,000)    (  330,000)
   Interest Income                                  57,000          4,000
   Other                                           (27,000)    (  228,000)
                                               -----------    -----------

INCOME BEFORE INCOME TAX EXPENSE                 2,587,000      2,217,000

INCOME TAX EXPENSE                               1,047,000        887,000
                                               -----------    -----------

NET INCOME                                     $ 1,540,000    $ 1,330,000
                                               ===========    ===========

EARNINGS PER SHARE                                    $.18    $       .16
                                               ===========    ===========

WEIGHTED AVERAGE SHARES OUTSTANDING              8,714,000      8,520,000
                                               ===========    ===========

           See notes to condensed consolidated financial statements.

                   NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                December 28,  September 28,
                                                                   1996           1996
                                                                -----------   ------------
                                                                (Unaudited)    (See Note)
                                      ASSETS
                                      ------
CURRENT ASSETS:
     Cash                                                       $    27,000    $   294,000
     Accounts receivable, net                                    12,484,000     12,848,000
     Inventories                                                 20,185,000     18,321,000
     Deferred income taxes                                          976,000        801,000
     Prepaid expenses and other                                     635,000        618,000
                                                                -----------    -----------

        TOTAL CURRENT ASSETS                                     34,307,000     32,882,000

PROPERTY, PLANT AND EQUIPMENT, net                               30,490,000     29,207,000
RESTRICTED CASH                                                   4,083,000      4,742,000
GOODWILL, net                                                    13,294,000     13,415,000
OTHER ASSETS                                                      3,495,000      2,632,000
                                                                -----------    -----------

                                                                $85,669,000    $82,878,000
                                                                ===========    ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

CURRENT LIABILITIES:
     Accounts payable                                           $ 7,919,000    $ 7,265,000
     Accrued payroll and related taxes                              798,000        666,000
     Accrued expenses - other                                     1,041,000        962,000
     Current maturities of long-term debt                         2,973,000     14,498,000
                                                                -----------    -----------

        TOTAL CURRENT LIABILITIES                                12,731,000     23,391,000
LONG-TERM DEBT, less current maturities                          22,641,000     11,780,000
DEFERRED INCOME TAXES AND OTHER LIABILITIES                       2,219,000      1,890,000
COMMITMENTS & CONTINGENCIES                                              --             --

STOCKHOLDERS' EQUITY                                             48,078,000     45,817,000
                                                                -----------    -----------

                                                                $85,669,000    $82,878,000
                                                                ===========    ===========

Note: The balance sheet at September 28, 1996 has been condensed from the audited financial statements at that date.



           See notes to condensed consolidated financial statements.

                   NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                      Thirteen Weeks Ended
                                                                                  ----------------------------
                                                                                  December 28,   December 30,
                                                                                      1996           1995
                                                                                  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                    $ 1,540,000    $ 1,330,000
     Adjustments to reconcile net income to net cash
      provided by operating activities:
        Non cash items primarily depreciation and amortization                       1,271,000      1,221,000
       Increase (decrease), net of effect of acquisitions:
          Accounts receivable                                                          472,000        585,000
          Inventories                                                               (1,863,000)    (1,433,000)
          Accounts payable, accrued expenses and other                                 726,000        207,000
          Federal and state taxes payable                                              301,000        397,000
                                                                                   -----------    -----------
Net cash provided by operating activities                                            2,447,000      2,307,000

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition-Oral Care, net of cash acquired                                            --     (2,538,000)
     Restricted Cash                                                                   659,000             --
     Purchases of property and equipment                                            (2,156,000)    (1,359,000)
     Deferred packaging costs                                                         (240,000)      (158,000)
     Other                                                                             (34,000)            --
                                                                                   -----------    -----------
Net cash used in investing activities                                               (1,771,000)    (4,055,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings                                                                       (188,000)     2,325,000
     Proceeds from exercise of stock options                                           546,000             --
     Debt Repayments                                                                  (477,000)      (478,000)
     Deferred Financing Costs                                                         (775,000)            --
     Other                                                                             (49,000)            --
                                                                                   -----------    -----------
Net cash provided by (used in) financing activities                                   (943,000)     1,847,000
                                                                                   -----------    -----------

NET INCREASE (DECREASE) IN CASH                                                       (267,000)        99,000

CASH:
     Beginning of period                                                               294,000        503,000
                                                                                   -----------    -----------
     End of period                                                                 $    27,000    $   602,000
                                                                                   ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Income taxes paid                                                             $   571,000    $   304,000
                                                                                   ===========    ===========
     Interest paid                                                                 $   379,000    $   316,000
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

                   NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE A -  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of December 28, 1996, the condensed consolidated statements of operations for the thirteen weeks ended December 28, 1996 and December 30, 1995, and the condensed consolidated statements of cash flows for the thirteen weeks then ended have been prepared by the Company without audit. In the opinion of the Company, all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 28, 1996, and for all periods presented, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's September 28, 1996 Annual Report on Form 10-K. The results of operations for the period ended December 28, 1996 are not necessarily indicative of the operating results for the full year.

NOTE B - RESTRICTED CASH

In connection with the $7,700,000 received from two Massachusetts Industrial Finance Agency Variable Rate Industrial Development Bonds (collectively, the "IDB") a total of $4,083,000 of unused proceeds remained as invested cash as of December 28, 1996. Of this total, $1,462,000 is restricted for capital expenditures at the Oral Care facility in Florence, Massachusetts and $2,152,000 is restricted for capital expenditures at the Powers Pharmaceutical facility in Brockton, Massachusetts. The "IDB" restricts the investment vehicles available for the excess cash. As of December 28, 1996 the $3,614,000 was invested in the Treasury Money Market at a current yield of 4.9 %. The remaining restricted cash of $469,000 represents the amounts which have been paid to the bond trustee to fund the annual principal payment due to the bondholders. These funds are also invested in the Treasury Money Market at a current yield of 4.9%.

NOTE C - INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market.

                                      December 28,  September 28,
                                          1996          1996
                                      ------------  -------------
Raw materials                          $ 8,437,000    $ 8,811,000
Finished goods                          10,319,000      8,186,000
Work-in-process                            396,000        292,000
Machine parts and factory supplies       1,033,000      1,032,000
                                      ------------  -------------
                                       $20,185,000    $18,321,000
                                      ============  =============

                   NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE D - LONG-TERM DEBT

On December 28, 1996, the Company had an outstanding balance under its revolving credit facility of $8,596,000 bearing an interest rate of 8.25%. The revolving credit facility expired December 31, 1996 and was refinanced in connection with the MEDIQ Stock Repurchase (see Note G). In addition, the Company had $8,634,000 in term loans as of December 28, 1996 with the same commercial lender which were also refinanced.

In connection with the MEDIQ Stock Repurchase, the Company obtained senior financing in the aggregate principal amount of $60,000,000 (the "Senior Debt Financing") and senior subordinated financing in the aggregate principal amount of $10,000,000 (the "Subordinated Debt Financing").

Pursuant to the Senior Debt Financing, the Company has senior secured credit facilities in the aggregate principal amount of $60,000,000 (the "Senior Debt"), consisting of (i) a $20,000,000 term loan (the "Term Loan A"), (ii) a $15,000,000 term loan (the "Term Loan B" and, together with the Term Loan A, the "Term Loans"), (iii) a $20,000,000 letter of credit to support the MEDIQ Note relating to the MEDIQ Stock Repurchase (the "Stock Repurchase Letter of Credit"), (iv) a $17,300,000 revolving credit facility (the "Revolving Credit Facility"), and (v) a $8,100,000 letter of credit to support the Company's IDB (the "IDB Letter of Credit" and, together with the Stock Repurchase Letter of Credit, the "Letters of Credit"). The purpose of obtaining the Senior Debt Financing was to permit the Company to finance the MEDIQ Stock Repurchase, to refinance the Company's existing indebtedness and to satisfy the Company's working capital requirements. At the Closing of the Senior Debt Financing on December 31, 1996 (the "Senior Debt Closing"), $18,628,000 of the Term Loan A was drawn by the Company and the Stock Repurchase Letter of Credit was issued by the senior lender. As of January 31, 1997, $18,628,000 and $11,370,000 were outstanding under the Term loan A and the Revolving Credit Facility, respectively, with interest rates of 8.0625% and 8.64%, respectively. The Term Loan B and the balance of the Term Loan A will be advanced only to fund drawings under the Stock Repurchase Letter of Credit. The subsidiaries of the Company guaranteed the obligations of the Company under the Senior Debt Financing.

Current maturities of long-term debt at December 28, 1996 reflect the refinancing.

Pursuant to the Subordinated Debt Financing, the Company's subordinated lender has provided the Company with an aggregate principal amount of $10,000,000 (the "Subordinated Debt") in the form of senior subordinated notes (the "Senior Subordinated Notes") issued to the subordinated lender. The Senior Subordinated Notes mature on December 31, 2003 and bear

                   NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

interest at 11 1/2 %. Interest on the Senior Subordinated Notes is payable quarterly in arrears, commencing on the first calendar quarter of calendar 1997. In connection with the Subordinated Debt Financing, the Company issued to the subordinated lender warrants to purchase 273,419 shares of common stock of the Company (representing approximately 4.5% (on a fully-diluted basis) of the total outstanding common stock as of December 31, 1996) at $9.00 per share, subject to certain adjustments to prevent dilution.

The agreements evidencing the Senior Debt and the Senior Subordinated Debt contain certain restrictive covenants including, without limitation, covenants with respect to the ratio of total debt to EBITDA, operating cash flow, interest coverage and capital expenditures.

The Company currently has two Massachusetts Industrial Development Revenue Bonds ("IDB") totaling $7,700,000. The Series A IDB financing provided the Company with $4,200,000 for capital expenditures made and to be made through April 1997 and to partially finance the acquisition of the Oral Care division. The Series B IDB financing provided the Company with $3,500,000 for the expansion of the Powers Pharmaceutical manufacturing facility. Through December 28, 1996, $2,981,000 was expended against the Series A IDB and $1,357,000 was expended against the Series B IDB. Principal payments are funded monthly and total $800,000 per year through May 1, 2001, $300,000 through May 1, 2004 and $200,000 per year thereafter through May 1, 2016. The variable interest rate on the bonds as of December 28, 1996 was 4.2% and interest is payable monthly.

NOTE E - INCOME TAXES

The provision for income tax expense for the thirteen weeks ended December 28, 1996 has been computed using an estimated effective tax rate for the year ended September 27, 1997.

NOTE F - ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

Effective September 29, 1996, the Company adopted Statement of Accounting Standards No. 123, "Accounting For Stock Based Compensation" ("Statement 123"). The Company has continued to account for its stock-based transactions to employees in accordance with Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees" and will include the pro forma disclosures required by Statement 123, if material, in its annual financial statements for 1997. For stock option grants to non-employees, the Company follows the provisions of Statement 123, calculates compensation expense using a fair value-based method and amortizes compensation expense over the vesting period. During the quarter ended, December 28, 1996, the Company did not grant any options to purchase shares of common stock to non-employees.

                   NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Also, effective September 29, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("Statement 121"). Statement 121 requires that long-lived assets held and used by an entity be reviewed for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. It also requires that long-lived assets to be disposed of be reported at the lower of the carrying amount of fair value less the cost to sell. The adoption of Statement 121 did not have a material effect on the Company's financial position or results of operation for the quarter ended December 28, 1996.

NOTE G - SUBSEQUENT EVENT - MEDIQ STOCK REPURCHASE

On December 31, 1996, pursuant to the terms of an Amended and Restated Stock Purchase Agreement dated November 20, 1996 among MEDIQ, MEDIQ Investment Services, Inc. and the Company, the Company purchased from MEDIQ all 4,037,258 shares of the Company's common stock owned by MEDIQ (the "MEDIQ Shares"), of which 1,819,000 were held in escrow (the "MEDIQ Escrowed Shares") as of December 31, 1996 in support of MEDIQ's 7.5% Subordinated Debentures due 2003 (the "MEDIQ Bonds"). The aggregate purchase price of the MEDIQ Shares was $36,335,000 representing a purchase price of $9.00 per share (the "Purchase Price"). The Company paid MEDIQ $19,963,000 of the $36,335,000 purchase price in cash and delivered to MEDIQ a promissory note (the "MEDIQ Note") for the remaining $16,373,000 of the purchase price. The MEDIQ Note is payable in installments as MEDIQ Ecsrowed Shares are released from escrow, pursuant to the indenture (the "MEDIQ Indenture") and escrow agreement relative to the MEDIQ Bonds, together with interest at the annual rate of 7.5%, reduced, however, to 5%, 4%,and 3% if the note remains outstanding longer than 18, 30 and 42 months respectively.

Pursuant to the Stock Purchase Agreement, to the extent that any holder of a MEDIQ Bond (other than MEDIQ) presents such MEDIQ Bond for exchange for MEDIQ Escrowed Shares in accordance with the terms of the MEDIQ Indenture and MEDIQ delivers MEDIQ Escrowed Shares to such holder, (i) the principal amount of the MEDIQ Note shall be reduced by an amount equal to the product of the number of MEDIQ Escrowed Shares so delivered by MEDIQ to such holder and $9.00, and (ii) the principal amount of the MEDIQ Note shall further be reduced by the difference (the "Excess Cash Amount") between (x) $1,000 divided by the then exchange rate of the MEDIQ Bonds (currently 65.3595) and (y) $9.00; provided, however, that in lieu of such further reduction in the principal amount of the MEDIQ Note under the foregoing clause (ii), the Company may elect to receive an amount in cash from MEDIQ equal to the Excess Cash Amount.

The stock repurchase was financed with the proceeds from the $20,000,000 Term loan A in the amount of $18,628,000 and the balance utilizing the revolving credit facility (see Note D).

In connection with the MEDIQ Stock Repurchase, the Company also refinanced certain term loans (see note D).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     The following discussion addresses the financial condition of the Company as of December 28, 1996 and its results of operations for the thirteen weeks then ended, compared with the same period last year. This discussion should be read in conjunction with the Management's Discussion and Analysis section included in the Company's Annual Report on Form 10-K for the year ended September 28, 1996 (pages 6-14) to which the reader is directed for additional information.

          Some of the information presented in this report constitutes forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operation, there can be no assurance that actual results will not differ materially from its expectations. Factors which could cause actual results to differ from expectations include the timing and amount of new product introductions by the Company, the timing of orders received from customers, the gain or loss of significant customers, changes in the mix of products sold, competition from brand name and other private label manufacturers, seasonal changes in the demand for the Company's products, increases in the cost of raw materials and changes in the retail market for health and beauty aids in general. For additional information concerning these and other important factors which may cause the Company's actual results to differ materially from expectations and underlying assumptions, please refer to the Company's Annual Report on Form 10-K for the year ended September 28, 1996 and other reports filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

          The following table sets forth, for all periods indicated, the percentage relationship that items in the Company's Condensed Consolidated Statements of Operations bear to net sales.

                                                              Thirteen Weeks Ended
                                                          ----------------------------
                                                           December 28,  December 30,
                                                               1996          1995
                                                               ----          ----
          NET SALES                                           100%            100%
          COST OF SALES                                        72              69
                                                              ----            ----
          GROSS PROFIT                                         28              31
          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES         14              16
                                                              ----            ----
          OPERATING INCOME                                     14              15
          OTHER CREDITS (CHARGES)                              (2)             (3)
                                                              ----            ----
          INCOME BEFORE INCOME TAX EXPENSE                     12              12
          INCOME TAX EXPENSE                                    5               5
                                                              ----            ----
     NET INCOME                                                 7%              7%
                                                              ====            ====

FIRST QUARTER 1997 COMPARED TO FIRST QUARTER 1996

     Net sales for first quarter 1997 were $22,035,000, an increase of $3,887,000, or 21%, over first quarter 1996 net sales of $18,148,000. The increase in net sales was primarily attributable to sales of Cough/Cold products with added increases in the Personal Care, Infant Care and Ophthalmic product categories.

     Gross profit for first quarter 1997 was $6,051,000 or 28% of net sales, as compared to $5,577,000 or 31% of net sales for the prior year's quarter. The increase in gross margin dollars is attributable to increased sales. The decrease in the gross margin percentage is a result of higher contract sales of Cough/Cold products, which traditionally produce lower margins than private label Cough/Cold product sales. Also, higher levels of production of Oral Care products in the first quarter of 1996 (due to the need to build inventory levels and service customers following the acquisition of the Oral Care division in that quarter), resulted in favorable overhead absorption during that period. Additionally, increases in certain material costs, specifically plastic for the infant care products and menthol in cough/cold products, contributed to the decrease in gross margin percentage.

     Selling, general and administrative expenses for first quarter 1997 were $3,074,000, or 14% of net sales, as compared to $2,806,000 or 16% of net sales for the prior year's quarter. The $269,000 increase was primarily attributable to commission and freight increases associated with increased sales. The percentage decrease resulted from costs allocated over a higher net sales base.

     Interest expense for 1997 was $420,000 as compared to $330,000 in the prior year quarter. This increase was primarily attributable to increased borrowings (see Note D).

     Interest income for the quarter consisted primarily of interest earned on the restricted cash associated with the "IDB" financing (see Note B).

     Other expense for the quarter was $27,000, as compared to $224,000 in the prior year quarter. The prior year quarter amount related primarily to fees paid to the Special Committee of the Board of Directors and its financial advisors.

     The effective income tax rate for the quarter was 40.5% which was slightly higher than the prior year quarter. The increase relates to the expected increase in the proportion of income earned in higher tax jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 28, 1996 the Company had working capital of $21,576,000 as compared to working capital of $9,491,000 as of September 28, 1996. The increase in working capital was primarily attributable to increased inventories offset by increases in accounts payable and accrued expenses.

     Net cash provided by operating activities was $2,447,000 for the thirteen weeks ended

December 28, 1996, as compared to $2,307,000 in the prior year period. This increase was primarily attributable to increased net income, and an increase in accounts payable and accrued expenses offset by increases in inventories for the period.

     Net cash used in investing activities was $1,771,000 for the first quarter 1997, consisting primarily of expenditures for capital equipment offset by proceeds received from the restricted cash for expenditures at the Oral Care and Powers Pharmaceutical divisions. The Company anticipates additional capital expenditures of approximately $5,000,000 for the remainder of fiscal 1997, $3,360,000 of which will be financed with the proceeds of the "IDB" (see note
B). The remaining expenditures relate primarily to additional manufacturing capacity requirements and are expected to be financed through cash generated from operations.

     Net cash used in financing activities was $943,000 for first quarter 1997, which consisted primarily of deferred financing costs associated with the MEDIQ Stock Repurchase and debt repayments of $477,000, offset by funds received from the exercise of stock options.

     On December 31, 1996, the Company completed the repurchase of 4,037,258 shares of its common stock from MEDIQ at a per share price of $9.00 pursuant to the terms of an Amended and Restated Stock Purchase Agreement dated November 20, 1996 (the "Stock Purchase Agreement"). In connection with the repurchase, the Company paid MEDIQ $19,963,000 of the $36,335,000 purchase price in cash and delivered to MEDIQ a promissory note for the remaining $16,372,000 of the purchase price. Amounts under the note are payable by the Company as shares of the Company's common stock are delivered by MEDIQ to the Company following their release from escrow pursuant to the indenture (the "MEDIQ Indenture") and escrow agreement relating to the MEDIQ Bonds. The annual interest rate is 7.5%, reduced, however, to 5%, 4%, and 3% if the note remains outstanding longer than 18, 30 and 42 months, respectively. The MEDIQ Stock Repurchase was approved by a majority of the Company stockholders other than MEDIQ at the Company's annual meeting of stockholders held on December 20, 1996.

     Pursuant to the Stock Purchase Agreement, to the extent that any holder of a MEDIQ Bond (other than MEDIQ) presents such MEDIQ Bond for exchange for MEDIQ Escrowed Shares in accordance with the terms of the MEDIQ Indenture and MEDIQ delivers MEDIQ Escrowed Shares to such holder, (i) the principal amount of the MEDIQ Note shall be reduced by an amount equal to the product of the number of MEDIQ Escrowed Shares so delivered by MEDIQ to such holder and $9.00, and (ii) the principal amount of the MEDIQ Note shall further be reduced by the difference (the "Excess Cash Amount") between (x) $1,000 divided by the then exchange rate of the MEDIQ Bonds (currently 65.3595) and (y) $9.00; provided, however, that in lieu of such further reduction in the principal amount of the MEDIQ Note under the foregoing clause (ii), the Company may elect to receive an amount in cash from MEDIQ equal to the Excess Cash Amount.

In connection with the MEDIQ Stock Repurchase, the Company obtained senior financing in the aggregate principal amount of $60,000,000 (the "Senior Debt Financing") and senior subordinated financing in the aggregate principal amount of $10,000,000 (the "Subordinated Debt Financing").

     Pursuant to the Senior Debt Financing, the Company has senior secured credit facilities in the aggregate principal amount of $60,000,000 (the "Senior Debt"), consisting of (i) a $20,000,000 term loan (the "Term Loan A"), (ii) a $15,000,000 term loan (the "Term Loan B" and, together with the Term Loan A, the "Term Loans"), (iii) a $20,000,000 letter of credit to support the MEDIQ Note relating to the MEDIQ Stock Repurchase (the "Stock Repurchase Letter of Credit"), (iv) a $17,300,000 revolving credit facility (the "Revolving Credit Facility"), and (v) a $8,100,000 letter of credit to support the Company's IDB (the "IDB Letter of Credit" and, together with the Stock Repurchase Letter of Credit, the "Letters of Credit"). The purpose of obtaining the Senior Debt Financing was to permit the Company to finance the MEDIQ Stock Repurchase, to refinance the Company's existing indebtedness and to satisfy the Company's working capital requirements. At the Closing of the Senior Debt Financing on December 31, 1996 (the "Senior Debt Closing"), $18,628,000 of the Term Loan A was drawn by the Company and the Stock Repurchase Letter of Credit was issued by the senior lender. As of January 31, 1997, $18,628,000 and $11,370,000 were outstanding under the Term loan A and the Revolving credit Facility, respectively, with interest rates of 8.0625% and 8.64%, respectively. The Term Loan B and the balance of the Term Loan A will be advanced only to fund drawings under the Stock Repurchase Letter of Credit. The subsidiaries of the Company guaranteed the obligations of the Company under the Senior Debt Financing.

     Pursuant to the Subordinated Debt Financing, the Company's subordinated lender has provided the Company with an aggregate principal amount of $10,000,000 (the "Subordinated Debt") in the form of senior subordinated notes (the "Senior Subordinated Notes") issued to the subordinated lender. The Senior Subordinated Notes mature on December 31, 2003 and bear interest at 11 1/2 %. Interest on the Senior Subordinated Notes is payable quarterly in arrears, commencing on the first calendar quarter of calendar 1997. In connection with the Subordinated Debt Financing, the Company issued to the subordinated lender warrants to purchase 273,419 shares of common stock of the Company (representing approximately 4.5% (on a fully-diluted basis) of the total outstanding common stock as of December 31, 1996) at $9.00 per share, subject to certain adjustments to prevent dilution.

     The agreements evidencing the Senior Debt and the Senior Subordinated Debt contain certain restrictive covenants including, without limitation, covenants with respect to the ratio of total debt to EBITDA, operating cash flow, interest coverage and capital expenditures.

     The Company currently has two Massachusetts Industrial Development Revenue Bonds ("IDB") totaling $7,700,000. The Series A IDB financing provided the Company with $4,200,000 for capital expenditures made and to be made through April 1997 and to partially finance the acquisition of the Oral Care division. The Series B IDB financing provided the Company with $3,500,000 for the expansion of the Powers Pharmaceutical manufacturing facility. Through December 28, 1996, $2,981,000 was expended against the Series A IDB and $1,357,000 was expended against the Series B IDB. Principal payments are funded monthly and total $800,000 per year through May 1, 2001, $300,000 through May 1, 2004 and $200,000 per year thereafter through May 1, 2016. The variable interest rate on the bonds as of December 28, 1996 was 4.2% and interest is payable monthly.

     The Company believes that its existing working capital, anticipated funds to be generated from future operations and funds available under the revolving credit facility will be sufficient to meet the Company's operating and capital needs during fiscal 1997. However, depending upon future growth of the business, additional financing may be required.

PART II. OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held a Special Meeting in Lieu of an Annual Meeting of Stockholders (the "Annual Meeting") on December 20, 1996. At the Annual Meeting, the stockholders voted to elect Donald M. Gleklen, Bernard J. Korman, Donald E. Lepone, Dennis M. Newnham and Michael F. Sandler for re-election as Directors of the Company to serve until the 1997 annual meeting of stockholders. The following sets forth the results of the stockholder votes with respect to the election of the Directors:

       Directors                     For             Withheld
       ---------                  ---------        ------------
       As listed above            7,946,240          197,174

The stockholders also voted on (i) the approval of the NutraMax Products, Inc. 1996 Stock Option plan (the "1996 Option Plan"), (ii) the approval of amendments to the Company's 1988 Stock Option Plan (the "1988 Option Plan") authorizing the issuance under the 1988 Option Plan of an additional 500,000 shares of common stock (the "1988 Plan Amendments"), and (iii) the approval of the MEDIQ Stock Repurchase. The affirmative vote of the holders of a majority of the votes cast by stockholders other than MEDIQ was required to approve the MEDIQ Stock Repurchase. The following table sets forth the results of the stockholder votes with respect to the foregoing proposals, all of which received the requisite approval of the stockholders:

       Proposal                      For           Against      Abstain
       --------                   ---------       ---------    ---------
       1996 Option Plan           6,237,717       1,053,947       25,157

       1988 Plan Amendments       5,975,947       1,316,627       24,247

       MEDIQ Stock Repurchase     3,249,090          25,381    4,042,350

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          Exhibit 27     -Financial Data Schedule appears on page 16.

     (b)  Reports on Form 8-K.

          No reports on Form 8-K were filed in the quarter ended December 28, 1996.

                    NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES
                     THIRTEEN WEEKS ENDED DECEMBER 28, 1996



                                   SIGNATURE
                                   ---------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           NutraMax Products, Inc.
                                        -----------------------------
                                                (Registrant)



   February 11, 1997
-----------------------
        (Date)                           /s/ Robert F. Burns
                                         ----------------------------
                                         Robert F. Burns
                                         Vice President and
                                         Chief Financial Officer