Form 10-Q
period 1997-03-29
NUTRAMAX PRODUCTS INC /DE/
filed 1997-05-13
CIK 818467

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                       _________________________________

                                   FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

For the quarterly period ended: MARCH 29, 1997    Commission File Number:0-18671



                            NUTRAMAX PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)



             DELAWARE  061200464
        (State or other jurisdiction of            (I.R.S. Employer
        incorporation or organization)             Identification No.)



        9 BLACKBURN DRIVE, GLOUCESTER, MASSACHUSETTS  01930
        (Address of principal executive offices)   (Zip Code)



        Registrant's telephone number, including area code:  (508) 283-1800



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                              -----    -----

As of May 12, 1997 there were 4,712,014 shares of Common Stock, par value $.001 per share, outstanding.

                    NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES

                      THIRTEEN WEEKS ENDED MARCH 29, 1997



   PART I.  FINANCIAL INFORMATION


    ITEM 1.  FINANCIAL STATEMENTS

      Condensed Consolidated Statements of Operations -
        Thirteen Weeks and Twenty Six Weeks ended March 29, 1997
        and March 30, 1996 (Unaudited)                                         4

      Condensed Consolidated Balance Sheets -
        March 29, 1997 (Unaudited) and September 28, 1996                      5

      Condensed Consolidated Statements of Cash Flows -
        Twenty Six Weeks ended March 29, 1997 and
         and March 30, 1996 (Unaudited)                                        6

      Notes to Condensed Consolidated Financial Statements (Unaudited)      7-11

    ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS.              11-15


   PART II.  OTHER INFORMATION

    ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                               16

                    NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES

                      THIRTEEN WEEKS ENDED MARCH 29, 1997









                        PART I.   FINANCIAL INFORMATION

                         ITEM 1.   FINANCIAL STATEMENTS

                    NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                       Thirteen Weeks Ended       Twenty-Six Weeks Ended
                                                    ---------------------------  --------------------------
                                                      March 29,     March 30,     March 29,     March 30,
                                                        1997           1996          1997          1996
                                                    -------------  ------------  ------------  ------------

   NET SALES                                         $25,178,000   $19,824,000   $47,213,000   $37,972,000

   COST OF SALES                                      18,641,000    14,279,000    34,625,000    26,849,000
                                                     -----------   -----------   -----------   -----------

   GROSS PROFIT                                        6,537,000     5,545,000    12,588,000    11,123,000

   SELLING, GENERAL & ADMINISTRATIVE EXP               3,521,000     2,888,000     6,595,000     5,695,000
                                                     -----------   -----------   -----------   -----------

   OPERATING INCOME                                    3,016,000     2,657,000     5,993,000     5,428,000

   OTHER CREDITS (CHARGES):
      Interest expense                                (1,382,000)     (361,000)   (1,802,000)     (691,000)
      Interest Income                                     45,000         3,000       102,000         7,000
      Other                                              ( 6,000)     ( 79,000)     ( 33,000)     (307,000)
                                                     -----------   -----------   -----------   -----------

   INCOME BEFORE INCOME TAX EXPENSE                    1,673,000     2,220,000     4,260,000     4,437,000

   INCOME TAX EXPENSE                                    670,000       858,000     1,717,000     1,745,000
                                                     -----------   -----------   -----------   -----------

   NET INCOME                                        $ 1,003,000   $ 1,362,000   $ 2,543,000   $ 2,692,000
                                                     ===========   ===========   ===========   ===========

   EARNINGS PER SHARE                                       $.21          $.16          $.38          $.32
                                                     ===========   ===========   ===========   ===========

   WEIGHTED AVERAGE SHARES OUTSTANDING                 4,845,000     8,520,000     6,780,000     8,520,000
                                                     ===========   ===========   ===========   ===========

           See notes to condensed consolidated financial statements.

                    NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                   March 29,   September 29,
                                                                      1997         1996
                                                                  -----------  ------------
                                                                  (Unaudited)   (See Note)

                                             ASSETS
                                             ------
CURRENT ASSETS:
      Cash                                                        $   464,000  $   294,000
      Accounts receivable, net                                     11,887,000   12,848,000
      Inventories                                                  21,009,000   18,321,000
      Deferred income taxes                                           954,000      801,000
      Prepaid expenses and other                                      701,000      618,000
                                                                  -----------  -----------

          TOTAL CURRENT ASSETS                                     35,015,000   32,882,000

   PROPERTY, PLANT AND EQUIPMENT, net                              32,698,000   29,207,000
   RESTRICTED CASH                                                  2,767,000    4,742,000
   GOODWILL, net                                                   13,173,000   13,415,000
   OTHER ASSETS                                                     3,660,000    2,632,000
                                                                  -----------  -----------

                                                                  $87,313,000  $82,878,000
                                                                  ===========  ===========

                             LIABILITIES AND STOCKHOLDERS' EQUITY
                             ------------------------------------

CURRENT LIABILITIES:
      Accounts payable                                            $ 6,318,000  $ 7,265,000
      Accrued payroll and related taxes                               696,000      666,000
      Accrued expenses - other                                      1,064,000      962,000
      Current maturities of long-term debt                          2,966,000   14,498,000
                                                                  -----------  -----------

          TOTAL CURRENT LIABILITIES                                11,044,000   23,391,000
   LONG-TERM DEBT, less current maturities                         61,493,000   11,780,000
   DEFERRED INCOME TAXES AND OTHER LIABILITIES                      2,324,000    1,890,000
   COMMITMENTS & CONTINGENCIES                                             --           --

   STOCKHOLDERS' EQUITY                                            12,452,000   45,817,000
                                                                  -----------  -----------

                                                                  $87,313,000  $82,878,000
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

                    NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                                     Twenty Six Weeks Ended
                                                                                     -----------------------
                                                                                    March 29,        March 30,
                                                                                      1997             1996
                                                                                   -------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                    $  2,543,000   $ 2,692,000
     Adjustments to reconcile net income to net cash
       provided by operating activities:
       Non cash items primarily depreciation and amortization                         2,613,000     2,198,000
       Increase (decrease), net of effect of acquisitions:
         Accounts receivable                                                          1,152,000       425,000
         Inventories                                                                 (2,688,000)   (2,688,000)
         Accounts payable, accrued expenses and other                                  (256,000)   (1,221,000)
         Federal and state taxes payable                                               (432,000)     (385,000)
                                                                                   ------------   -----------
Net cash provided by operating activities                                             2,932,000     1,021,000

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition-Oral Care, net of cash acquired                                             --    (2,538,000)
     Acquisition-feminine hygiene assets                                                     --    (2,367,000)
     Restricted Cash                                                                  1,975,000            --
     Purchases of property and equipment                                             (5,273,000)   (2,490,000)
     Deferred packaging costs                                                          (391,000)     (395,000)
     Other                                                                              (21,000)           --
                                                                                   ------------   -----------
Net cash used in investing activities                                                (3,710,000)   (7,790,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings under Revolving Credit Facility and
       other Long Term Debt                                                          47,700,000     7,220,000
     Stock Repurchase                                                               (21,174,000)           --
     Proceeds from exercise of stock options                                            542,000            --
     Debt Repayments                                                                (25,005,000)     (954,000)
     Deferred Financing Costs                                                        (1,026,000)           --
     Other                                                                              (89,000)           --
                                                                                   ------------   -----------
Net cash provided by (used in) financing activities                                     948,000     6,266,000
                                                                                   ------------   -----------

NET INCREASE (DECREASE) IN CASH                                                         170,000      (503,000)

CASH:
     Beginning of period                                                                294,000       503,000
                                                                                   ------------   -----------
     End of period                                                                 $    464,000   $        --
                                                                                   ============   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Income taxes paid                                                             $  1,823,000   $ 1,932,000
                                                                                   ============   ===========
     Interest paid                                                                 $    867,000   $   583,000
                                                                                   ============   ===========
SUPPLEMENTAL DISCLOSURE OF NON CASH FINANCING & INVESTING ACTIVITIES:
     Warrants issued in connection with debt refinancing                           $    888,000   $        --
                                                                                   ============   ===========
     Note issued in exchange for stock repurchased                                 $ 16,372,000   $        --
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

                    NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

   NOTE A -  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

   The condensed consolidated balance sheet as of March 29, 1997, the condensed consolidated statements of operations for the thirteen and twenty-six weeks ended March 29, 1997 and March 30, 1996, and the condensed consolidated statements of cash flows for the twenty-six weeks then ended have been prepared by the Company without audit. In the opinion of the Company, all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 29, 1997, and for all periods presented, have been made.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's September 28, 1996 Annual Report on Form 10-K. The results of operations for the period ended March 29, 1997 are not necessarily indicative of the operating results for the full year.

   NOTE B - RESTRICTED CASH

   In connection with the $7,700,000 received from two Massachusetts Industrial Finance Agency Variable Rate Industrial Development Bonds (collectively, the "IDB") a total of $2,767,000 including accumulated interest remains as invested cash as of March 29, 1997. Of this total, $534,000 is restricted for capital expenditures at the Oral Care facility in Florence, Massachusetts and $1,552,000 is restricted for capital expenditures at the Powers Pharmaceutical facility in Brockton, Massachusetts. The IDB restricts the investment vehicles available for the excess cash. As of March 29, 1997, $2,086,000 was invested in the Treasury Money Market at a current yield of
   5.1 %. The remaining restricted cash of $681,000 represents the amounts which have been paid to the bond trustee to fund the annual principal payment due to the bondholders. These funds are also invested in the Treasury Money Market at a current yield of 5.1%.

   NOTE C - INVENTORIES

   Inventories are stated at the lower of cost (first-in, first-out method) or market.

                                          March 29,   September 28,
                                            1997          1996
                                         -----------  -------------

   Raw materials                         $ 9,805,000     $8,811,000
   Finished goods                          9,776,000      8,186,000
   Work-in-process                           330,000        292,000
   Machine parts and factory supplies      1,098,000      1,032,000
                                         -----------     ----------
                                         $21,009,000    $18,321,000
                                         ===========    ===========


                   NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


   NOTE D - DEBT

   The Company's previous revolving credit facility expired December 31, 1996 and was refinanced in connection with the MEDIQ Stock Repurchase (see Note
   E). The new Revolving Credit Facility of $16,900,000 had an outstanding balance of $11,972,000 on March 29, 1997. The interest rate was 8.65% based on LIBOR plus 2.5% and the available balance was $890,000 based on eligible accounts receivable and inventory balances. The Revolving Credit Facility expires on January 1, 2002. In connection with the MEDIQ Stock Repurchase, the Company obtained senior financing in the aggregate principal amount of $60,000,000, including the new credit facility, (the "Senior Debt Financing") and senior subordinated financing in the aggregate principal amount of $10,000,000 (the "Subordinated Debt Financing").

   Pursuant to the Senior Debt Financing, the Company has senior secured credit facilities in the aggregate principal amount of $60,000,000 (the "Senior Debt"), consisting of (i) a $20,000,000 term loan (the "Term Loan A"), (ii) a $15,000,000 term loan (the "Term Loan B" and, together with the Term Loan A, the "Term Loans"), (iii) a $20,000,000 letter of credit to support the MEDIQ Note relating to the MEDIQ Stock Repurchase (the "Stock Repurchase Letter of Credit"), (iv) a $16,900,000 revolving credit facility (the "Revolving Credit Facility"), and (v) an $8,100,000 letter of credit to support the Company's IDB (the "IDB Letter of Credit" and, together with the Stock Repurchase Letter of Credit, the "Letters of Credit"). The purpose of obtaining the Senior Debt Financing was to permit the Company to finance the MEDIQ Stock Repurchase, to refinance the Company's existing indebtedness and to satisfy the Company's working capital requirements. At the Closing of the Senior Debt Financing on December 31, 1996 (the "Senior Debt Closing"), $18,628,000 of the Term Loan A was drawn by the Company and the Stock Repurchase Letter of Credit was issued by the senior lender. As of March 29, 1997, $20,000,000 and $5,728,000 were outstanding under Term Loan A and Term Loan B, respectively, with interest rates of 8.058% and 8.4375%, respectively. The balance of Term Loan B will be advanced only to fund drawings under the Stock Repurchase Letter of Credit. The subsidiaries of the Company guaranteed the obligations of the Company under the Senior Debt Financing. Term Loan A expires on January 1, 2002 and Term Loan B expires on January 1, 2004.

   Subsequent to the closing of the MEDIQ stock repurchase (see Note E), the Company received 788,887 MEDIQ Escrowed Shares. As a result, a portion of the MEDIQ Note has been paid with $1,372,000 from Term Loan A and $5,728,000 from Term Loan B. As of March 29, 1997 the balance under the MEDIQ Note and the Letter of Credit issued to support the MEDIQ Note totals $9,272,000.

   Pursuant to the Subordinated Debt Financing, the Company's subordinated lender has provided the Company with an aggregate principal amount of $10,000,000 (the "Subordinated Debt") in the form of senior subordinated notes (the "Senior Subordinated Notes") issued to the subordinated lender. The Senior Subordinated Notes mature on December 30, 2004 and bear interest at 11 1/2 %.

                    NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

   Interest on the Senior Subordinated Notes is payable quarterly in arrears, commencing on April 15, 1997. In connection with the Subordinated Debt Financing, the Company issued to the subordinated lender warrants to purchase 273,419 shares of common stock of the Company (which represents approximately 4.5% (on a fully-diluted basis) of the total outstanding common stock as of March 29, 1997) at $9.00 per share, subject to certain adjustments to prevent dilution.

   The agreements evidencing the Senior Debt and the Senior Subordinated Debt contain certain restrictive covenants including, without limitation, covenants with respect to the ratio of total debt to EBITDA, operating cash flow, interest coverage and capital expenditures.

   The Company currently has two Massachusetts Industrial Development Revenue Bonds totaling $7,700,000. The Series A IDB financing provided the Company with $4,200,000 for capital expenditures made through April 1997 and to partially finance the acquisition of the Oral Care division. The Series B IDB financing provided the Company with $3,500,000 for the expansion of the Powers Pharmaceutical manufacturing facility. Through March 29, 1997, $3,669,000 was expended against the Series A IDB and $1,980,000 was expended against the Series B IDB. Principal payments are funded monthly and total $800,000 per year through May 1, 2001, $300,000 through May 1, 2004 and $200,000 per year thereafter through May 1, 2016. The variable interest rate on the bonds as of March 29, 1997 was 3.4% and interest is payable monthly.

   A summary of Debt outstanding as of March 29, 1997 is as follows:

        Revolving Credit Facility                        $11,972,000
        Term Loan A                                       20,000,000
        Term Loan B                                        5,728,000
        Subordinated Debt - Net                            9,112,000
        Note Payable                                       9,272,000
        Industrial Revenue Bonds                           7,700,000
        Mortgage                                             657,000
        Capital Lease Obligation                              18,000
                                                         -----------
                                                         $64,459,000
        Less:  Current maturities of long-term debt:       2,966,000
                                                         -----------
        Long Term Debt                                   $61,493,000
                                                         ===========

   NOTE E - MEDIQ STOCK REPURCHASE

   On December 20, 1996, a majority of the Company's stockholders, other than MEDIQ, approved the MEDIQ Stock repurchase. On December 31, 1996, pursuant to the terms of an Amended and Restated Stock Purchase Agreement dated November 20, 1996 among MEDIQ, MEDIQ Investment Services, Inc. and the Company, the Company purchased from MEDIQ all 4,037,258 shares of the Company's common stock owned by MEDIQ (the "MEDIQ Shares"), of which 1,819,000 were held in escrow (the MEDIQ Escrowed Shares) as of December 31, 1996 in

                    NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

   support of MEDIQ's 7.5% Subordinated Debentures due 2003 (the "MEDIQ Bonds"). The aggregate purchase price of the MEDIQ Shares was $36,335,000 representing a purchase price of $9.00 per share (the "Purchase Price"). The Company paid MEDIQ $19,963,000 of the $36,335,000 purchase price in cash and delivered to MEDIQ a promissory note (the "MEDIQ Note") for the remaining $16,372,000 of the purchase price. The MEDIQ Note is payable in installments as MEDIQ Ecsrowed Shares are released from escrow, pursuant to the indenture ( the "MEDIQ Indenture") and escrow agreement relating to the MEDIQ Bonds, together with interest at the annual rate of 7.5%, reduced, however, to 5%, 4%,and 3% if the note remains outstanding longer than 18, 30 and 42 months, respectively.

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

   In connection with the MEDIQ Stock Repurchase, the Company refinanced certain term loans. The stock repurchase was financed with the proceeds from the Term Loans and the revolving credit facility (see Note D).

   NOTE F - INCOME TAXES

   The provision for income tax expense for the twenty six weeks ended March 29, 1997 has been computed using an estimated effective tax rate for the year ended September 27, 1997.

   NOTE G - ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

   Effective September 29, 1996, the Company adopted Statement of Accounting Standards No. 123, "Accounting For Stock Based Compensation" ("Statement 123"). The Company has continued to account for its stock-based transactions to employees in accordance with Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees" and will include the pro forma disclosures required by Statement 123, if material, in its annual financial statements for 1997. For stock option grants to non-employees, the Company follows the provisions of Statement 123, calculates compensation expense using a fair value-based method and amortizes compensation expense over the vesting period. During the quarter ended, March 29, 1997, the Company did not grant any options to purchase shares of common stock to non-employees.

                    NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


   Also, effective September 29, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("Statement 121"). Statement 121 requires that long-lived assets held and used by an entity be reviewed for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. It also requires that long-lived assets to be disposed of be reported at the lower of the carrying amount or fair value less the cost to sell. The adoption of Statement 121 did not have a material effect on the Company's financial position or results of operations for the twenty six weeks ended March 29, 1997.


   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   GENERAL

        The following discussion addresses the financial condition of the Company as of March 29, 1997 and its results of operations for the thirteen and twenty-six weeks then ended, compared with the same period last year. This discussion should be read in conjunction with the Management's Discussion and Analysis section included in the Company's Annual Report on Form 10-K for the year ended September 28, 1996 (pages 6-14) to which the reader is directed for additional information.

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

                                                        Thirteen Weeks Ended          Twenty-Six Weeks Ended
                                                        --------------------          ----------------------
                                                         March 29,  March 30,          March 29,    March 30,
                                                         1997         1996               1997         1996
                                                       -----------  ---------         -----------   --------

     NET SALES                                            100%         100%               100%        100%
     COST OF SALES                                         74           72                 73          71
                                                         ----         ----               ----        ----
     GROSS PROFIT                                          26           28                 27          29
     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES          14           15                 14          15
                                                         ----         ----               ----        ----
     OPERATING INCOME                                      12           13                 13          14
     OTHER CREDITS (CHARGES)                               (5)          (2)                (4)         (2)
                                                         ----         ----               ----        ----
     INCOME BEFORE INCOME TAX EXPENSE                       7           11                  9          12
     INCOME TAX EXPENSE                                     3            4                  4           5
                                                         ----         ----               ----        ----
     NET INCOME                                             4%           7%                 5%          7%
                                                         ====         ====               ====        ====

   SECOND QUARTER 1997 COMPARED TO SECOND QUARTER 1996

        Net sales for second quarter ended March 29, 1997 were $25,178,000, an increase of $5,354,000, or 27%, over second quarter 1996 net sales of $19,824,000. The increase in net sales was primarily attributable to sales of Cough/Cold products with added increases in the Ophthalmic, Infant Care, and Adult Nutritional product categories.

        Gross profit for second quarter 1997 was $6,537,000 or 26% of net sales, as compared to $5,545,000 or 28% of net sales for the prior year's quarter. The increase in gross margin dollars is attributable to increased sales. The decrease in the gross margin percentage is a result of a higher proportion of contract sales of Cough/Cold products, which traditionally produce lower margins than private label Cough/Cold product sales. Additionally, increases in certain material costs, specifically menthol used in cough/cold products and plastic used in the infant care products, contributed to the decrease in the gross margin percentage.

        Selling, general and administrative expenses for second quarter 1997 were $3,521,000, or 14% of net sales, as compared to $2,888,000 or 15% of net sales for the prior year's quarter. The $633,000 increase was primarily attributable to commission and freight increases associated with increased sales. The percentage decrease resulted from certain fixed costs being allocated over a higher net sales base.

        Interest expense for the second quarter 1997 was $1,382,000 as compared to $361,000 in the prior year quarter. This increase was primarily attributable to increased borrowings (see Note D).

        Interest income for the quarter consisted primarily of interest earned on the restricted cash associated with the IDB financing (see Note B).

        Other expense for the quarter was $6,000, as compared to $79,000 in the prior year quarter. The prior year quarter amount related primarily to research and development costs.

        The effective income tax rate for the quarter was 40% which was slightly higher than the prior year quarter. The increase relates to the expected increase in the proportion of income earned in higher tax jurisdictions.

   TWENTY-SIX WEEKS ENDED MARCH 29, 1997 COMPARED TO TWENTY-SIX WEEKS ENDED MARCH 30, 1996

        Net Sales for 1997 were $47,213,000, an increase of $9,241,000, or 24%
   over 1996 net sales of $37,972,000. The increase in net sales were primarily attributable to sales of Cough/Cold, Ophthalmic and Infant care product categories.

        Gross profit for the twenty-six weeks was $12,588,000 or 27% of net sales, compared to $11,123,000 or 29% of net sales for the comparable period last year. The increase in gross margin dollars is attributable to increased sales. The decrease in the gross margin percentage is a result of a higher portion of contract sales of Cough/Cold products, which traditionally produce lower margins than private label Cough/Cold product sales. Additionally, increases in certain material costs, specifically menthol used in cough/cold products and plastic for the infant care products contributed to the decrease in gross margin percentage.

        Selling, general and administrative expenses for the twenty-six week period were $6,595,000 or 14% of net sales, as compared to $5,695,000 or 15% of net sales for the prior year period. The dollar increase is primarily attributable to broker commissions and freight expense related to increased sales volume. The decrease, as a percentage of net sales, is a result of certain fixed costs being allocated over higher net sales.

        Interest expense for the twenty-six week period in 1997 was $1,802,000 as compared to $691,000 for the prior year period. This increase was primarily attributable to increased borrowings (see Note D).

        Interest income for the twenty-six week period consisted primarily of interest earned on the restricted cash associated with the IDB financing (see Note B).

   LIQUIDITY AND CAPITAL RESOURCES

        As of March 29, 1997 the Company had working capital of $23,971,000 as compared to working capital of $9,491,000 as of September 28, 1996. The increase in working capital was primarily attributable to increased inventories to support the increased sales and a decrease in the short term portion of long term debt as a result of the refinancing (see Note D) in connection with the MEDIQ stock repurchase (see Note E).

        Net cash provided by operating activities was $2,932,000 for the twenty-six weeks ended March 29, 1997, as compared to $1,021,000 in the prior year period. This increase was primarily attributable to a reduction in accounts receivable, increased depreciation and amortization and higher accounts payable and accrued expenses.

        Net cash used in investing activities was $3,710,000 for 1997, consisting primarily of funds used for expenditures for capital equipment offset by restricted proceeds for expenditures at the Oral Care and Cough/Cold divisions. The Company anticipates additional capital expenditures of approximately $4,000,000 for the remainder of fiscal 1997, $1,775,000 of which will be financed with the proceeds of the IDB (see note B). The remaining expenditures relate primarily to additional manufacturing capacity requirements and the purchase of the Company's leased manufacturing facility in Gloucester are expected to be financed through cash generated from operations and a mortgage with respect to the purchase of a building at the Gloucester facility.

        Net cash provided by financing activities was $948,000 for the twenty-six weeks ended March 29, 1997, primarily consisting of borrowings of $47,700,000 resulting from the refinancing and deferred financing costs both associated with the MEDIQ Stock Repurchase offset by debt repayments of $25,005,000 primarily related to the refinancing associated with the MEDIQ Stock Repurchase and $21,174,000 for the stock repurchase.

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

        The Company's previous revolving credit facility expired December 31, 1996 and was refinanced in connection with the MEDIQ Stock Repurchase (see Note E). The new Revolving Credit Facility of $16,900,000 had an outstanding balance of $11,972,000 on March 29, 1997. The interest rate was 8.65% based on LIBOR plus 2.5% and the available balance was $890,000 based on eligible accounts receivable and inventory balances. The Revolving Credit Facility expires on January 1, 2002. In connection with the MEDIQ Stock Repurchase, the Company obtained senior financing in the aggregate principal amount of $60,000,000, including the new credit facility, (the "Senior Debt Financing") and senior subordinated financing in the aggregate principal amount of $10,000,000 (the "Subordinated Debt Financing").

        Pursuant to the Senior Debt Financing, the Company has senior secured credit facilities in the aggregate principal amount of $60,000,000 (the "Senior Debt"), consisting of (i) a $20,000,000 term loan (the "Term Loan A"), (ii) a $15,000,000 term loan (the "Term Loan B" and, together with the Term Loan A, the "Term Loans"), (iii) a $20,000,000 letter of credit to support the MEDIQ Note relating to the MEDIQ Stock Repurchase (the "Stock Repurchase Letter of Credit"), (iv) a $16,900,000 revolving credit facility (the "Revolving Credit Facility"), and (v) an $8,100,000 letter of credit to support the Company's IDB (the "IDB Letter of Credit" and, together with the Stock Repurchase Letter of Credit, the "Letters of Credit"). The purpose of obtaining the Senior Debt Financing was to permit the Company to finance the MEDIQ Stock Repurchase, to refinance the Company's existing indebtedness and to satisfy the Company's working capital requirements. At the Closing of the Senior Debt Financing on December 31, 1996 (the "Senior Debt Closing"), $18,628,000 of the Term Loan A was drawn by the Company and the Stock Repurchase Letter of Credit was issued by the senior lender. As of March 29, 1997, $20,000,000 and $5,728,000 were outstanding under Term Loan A and Term Loan B, respectively, with interest rates of 8.058% and 8.4375%, respectively. The balance of Term Loan B will be advanced only to fund drawings under the Stock Repurchase Letter of Credit. The subsidiaries of the Company guaranteed the obligations of the Company under the Senior Debt Financing. Term Loan A expires on January 1, 2002 and Term Loan B expires on January 1, 2004.

        Subsequent to the closing of the MEDIQ stock repurchase (see Note E), the Company received 788,887 MEDIQ Escrowed Shares. As a result, a portion of the MEDIQ Note has been paid with $1,372,000 from Term Loan A and $5,728,000 from Term Loan B. As of March 29, 1997 the balance under the MEDIQ Note and the Letter of Credit issued to support the MEDIQ Note totals $9,272,000.

        Pursuant to the Subordinated Debt Financing, the Company's subordinated lender has provided the Company with an aggregate principal amount of $10,000,000 (the "Subordinated Debt") in the form of senior subordinated notes (the "Senior Subordinated Notes") issued to the subordinated lender. The Senior Subordinated Notes mature on December 30, 2004 and bear interest at 11 1/2 %. Interest on the Senior Subordinated Notes is payable quarterly in arrears, commencing on April 15, 1997. In connection with the Subordinated Debt Financing, the Company issued to the subordinated lender warrants to purchase 273,419 shares of common stock of the Company (which represents approximately 4.5% (on a fully-diluted basis) of the total outstanding common stock as of March 29, 1997) at $9.00 per share, subject to certain adjustments to prevent dilution.

        The agreements evidencing the Senior Debt and the Senior Subordinated Debt contain certain restrictive covenants including, without limitation, covenants with respect to the ratio of total debt to EBITDA, operating cash flow, interest coverage and capital expenditures.

        The Company currently has two Massachusetts Industrial Development Revenue Bonds totaling $7,700,000. The Series A IDB financing provided the Company with $4,200,000 for capital expenditures made through April 1997 and to partially finance the acquisition of the Oral Care division. The Series B IDB financing provided the Company with $3,500,000 for the expansion of the Powers Pharmaceutical manufacturing facility. Through March 29, 1997, $3,669,000 was expended against the Series A IDB and $1,980,000 was expended against the Series B IDB. Principal payments are funded monthly and total $800,000 per year through May 1, 2001, $300,000 through May 1, 2004 and $200,000 per year thereafter through May 1, 2016. The variable interest rate on the bonds as of March 29, 1997 was 3.4% and interest is payable monthly.

        The Company believes that its existing working capital, anticipated funds to be generated from operations and funds available under the revolving credit facility will be sufficient to meet the Company's operating and capital needs during fiscal 1997. However, depending upon future growth of the business, additional financing may be required.

   PART II.  OTHER INFORMATION

   ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits:

             Exhibit 27  -Financial Data Schedule appears on page 18.

        (b)  Reports on Form 8-K.

             No reports on Form 8-K were filed in the quarter ended March 29, 1997.

                    NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES
                      THIRTEEN WEEKS ENDED MARCH 29, 1997



                                   SIGNATURE
                                   ---------



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            NutraMax Products, Inc.
                                       --------------------------------
                                                  (Registrant)



         May 12, 1997
     ------------------
          (Date)                       /s/ Robert F. Burns
                                       ------------------------------------
                                       Robert F. Burns
                                       Vice President and
                                       Chief Financial Officer