Form 10-Q
period 1997-06-28
NUTRAMAX PRODUCTS INC /DE/
filed 1997-08-12
CIK 818467

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                       _________________________________

                                   FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

For the quarterly period ended: JUNE 28, 1997    Commission File Number: 0-18671



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



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [X] No [_]


As of August 12, 1997 there were 4,763,014 shares of Common Stock, par value $.001 per share, outstanding.

                    NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES

                       THIRTEEN WEEKS ENDED JUNE 28, 1997


   PART I.  FINANCIAL INFORMATION


    ITEM 1.  FINANCIAL STATEMENTS

      Condensed Consolidated Statements of Operations -
        Thirteen Weeks and Thirty Nine Weeks ended June 28, 1997
       and June 29, 1996 (Unaudited)                                                                  4

      Condensed Consolidated Balance Sheets -
        June 28, 1997 and June 29, 1996 (Unaudited)                                                   5

      Condensed Consolidated Statements of Cash Flows -
        Thirty Nine Weeks ended June 28, 1997 and
         and June 29, 1996 (Unaudited)                                                                6

      Notes to Condensed Consolidated Financial Statements (Unaudited)                             7-11

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS.                                       11-16


   PART II.  OTHER INFORMATION

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                        17


                   NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES

                      THIRTEEN WEEKS ENDED JUNE 28, 1997



                        PART I.   FINANCIAL INFORMATION

                        ITEM 1.   FINANCIAL STATEMENTS

                    NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                        Thirteen Weeks Ended       Thirty-Nine Weeks Ended
                                                     --------------------------  --------------------------
                                                       June 28,      June 29,      June 28,      June 29,
                                                        1997           1996          1997          1996
                                                     -----------   -----------   -----------   -----------

   NET SALES                                         $23,006,000   $20,071,000   $70,219,000   $58,043,000

   COST OF SALES                                      16,984,000    14,473,000    51,609,000    41,322,000
                                                     -----------   -----------   -----------   -----------

   GROSS PROFIT                                        6,022,000     5,598,000    18,610,000    16,721,000

   SELLING, GENERAL & ADMINISTRATIVE EXP               3,289,000     3,105,000     9,884,000     8,800,000
                                                     -----------   -----------   -----------   -----------

   OPERATING INCOME                                    2,733,000     2,493,000     8,726,000     7,921,000

   OTHER CREDITS (CHARGES):
      Interest expense                                (1,443,000)     (380,000)   (3,245,000)   (1,071,000)
      Interest Income                                     19,000        13,000       121,000        20,000
      Other                                              (13,000)     ( 21,000)     ( 46,000)     (328,000)
                                                     -----------   -----------   -----------   -----------

   INCOME BEFORE INCOME TAX EXPENSE                    1,296,000     2,105,000     5,556,000     6,542,000

   INCOME TAX EXPENSE                                    533,000       826,000     2,250,000     2,571,000
                                                     -----------   -----------   -----------   -----------

   NET INCOME                                        $   763,000   $ 1,279,000   $ 3,306,000   $ 3,971,000
                                                     ===========   ===========   ===========   ===========

   EARNINGS PER SHARE                                       $.16          $.15          $.54          $.47
                                                     ===========   ===========   ===========   ===========

   WEIGHTED AVERAGE SHARES OUTSTANDING                 4,908,000     8,523,000     6,156,000     8,521,000
                                                     ===========   ===========   ===========   ===========

           See notes to condensed consolidated financial statements.

                    NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                             June 28,    September 28,
                                                               1997          1996
                                                           -----------   -------------
                                                           (Unaudited)     (See Note)
                                     ASSETS
                                     ------
CURRENT ASSETS:
   Cash                                                      $    92,000  $   294,000
   Accounts receivable, net                                   12,285,000   12,848,000
   Inventories                                                22,386,000   18,321,000
   Deferred income taxes                                         922,000      801,000
   Prepaid expenses and other                                    753,000      618,000
                                                             -----------  -----------

          TOTAL CURRENT ASSETS                                36,438,000   32,882,000

PROPERTY, PLANT AND EQUIPMENT, net                            33,589,000   29,207,000
RESTRICTED CASH                                                  815,000    4,742,000
GOODWILL, net                                                 13,052,000   13,415,000
OTHER ASSETS                                                   3,641,000    2,632,000
                                                             -----------  -----------
                                                             $87,535,000  $82,878,000
                                                             ===========  ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES:
   Accounts payable                                          $ 7,035,000  $ 7,265,000
   Accrued payroll and related taxes                             901,000      666,000
   Accrued expenses - other                                      989,000      962,000
   Current maturities of long-term debt                        2,958,000   14,498,000
                                                             -----------  -----------

          TOTAL CURRENT LIABILITIES                           11,883,000   23,391,000
LONG-TERM DEBT, less current maturities                       60,095,000   11,780,000
DEFERRED INCOME TAXES AND OTHER LIABILITIES                    2,451,000    1,890,000
COMMITMENTS & CONTINGENCIES                                           --           --

STOCKHOLDERS' EQUITY                                          13,106,000   45,817,000
                                                             -----------  -----------
                                                             $87,535,000  $82,878,000
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

                    NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                                    Thirty-Nine Weeks Ended
                                                                                    ------------------------
                                                                                      June 28,      June 29,
                                                                                        1997          1996
                                                                                    -----------   ----------
 CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                     $  3,306,000   $  3,971,000
     Adjustments to reconcile net income to net cash
       provided by operating activities:
        Non cash items primarily depreciation and amortization                         4,131,000      3,401,000
        Increase (decrease), net of effect of acquisitions:
          Accounts receivable                                                            763,000       (360,000)
          Inventories                                                                 (4,065,000)    (3,061,000)
          Accounts payable, accrued expenses and other                                   979,000        176,000
          Federal and state taxes payable                                                (73,000)      (442,000)
                                                                                    ------------   ------------
Net cash provided by operating activities                                              5,041,000      3,685,000

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition-Oral Care, net of cash acquired                                              --     (2,723,000)
     Acquisition-feminine hygiene assets                                                      --     (2,367,000)
     Restricted Cash                                                                   3,127,000     (5,457,000)
     Purchases of property and equipment                                              (7,065,000)    (3,979,000)
     Deferred packaging costs                                                           (550,000)      (588,000)
     Other                                                                                47,000             --
                                                                                    ------------   ------------
Net cash used in investing activities                                                 (4,441,000)   (15,114,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings under Revolving Credit Facility and
       other Long Term Debt                                                           50,794,000     12,878,000
     Stock Repurchase                                                                (21,283,000)            --
     Proceeds from exercise of stock options                                             542,000             --
     Debt Repayments                                                                 (29,546,000)    (1,497,000)
     Deferred Financing Costs                                                         (1,207,000)            --
     Other                                                                              (102,000)      (170,000)
                                                                                    ------------   ------------
Net cash provided by (used in) financing activities                                     (802,000)    11,211,000
                                                                                    ------------   ------------

NET DECREASE IN CASH                                                                    (202,000)      (218,000)

CASH:
     Beginning of period                                                                 294,000        503,000
                                                                                    ------------   ------------
     End of period                                                                  $     92,000   $    285,000
                                                                                    ============   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Income taxes paid                                                              $  1,838,000   $  2,753,000
                                                                                    ============   ============
     Interest paid                                                                  $  2,331,000   $    912,000
                                                                                    ============   ============
SUPPLEMENTAL DISCLOSURE OF NON CASH FINANCING & INVESTING ACTIVITIES:
     Warrants issued in connection with debt refinancing                            $  1,094,000   $        --
                                                                                    ============
     Note issued in exchange for stock repurchased                                  $ 16,372,000   $        --
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

                    NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

   NOTE A -  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

   The condensed consolidated balance sheet as of June 28, 1997, the condensed consolidated statements of operations for the thirteen and thirty-nine weeks ended June 28, 1997 and June 29, 1996, and the condensed consolidated statements of cash flows for the thirty-nine weeks then ended have been prepared by the Company without audit. In the opinion of the Company, all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 28, 1997, and for all periods presented, have been made.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's September 28, 1996 Annual Report on Form 10-K. The results of operations for the period ended June 28, 1997 are not necessarily indicative of the operating results for the full year.

   NOTE B - RESTRICTED CASH

   In connection with the $7,700,000 received from two Massachusetts Industrial Finance Agency Variable Rate Industrial Development Bonds (collectively, the "IDB") a total of $816,000 including accumulated interest remains as invested cash as of June 28, 1997. Of this total, $304,000 is restricted for capital expenditures at the Oral Care facility in Florence, Massachusetts and $401,000 is restricted for capital expenditures at the Powers Pharmaceutical facility in Brockton, Massachusetts. The IDB restricts the investment vehicles available for the excess cash. As of June 28, 1997, $705,000 was invested in the Treasury Money Market at a current yield of 5.0 %. The remaining restricted cash of $111,000 represents the amounts which have been paid to the bond trustee to fund the annual principal payment due to the bondholders. These funds are also invested in the Treasury Money Market at a current yield of 5.0%.

   NOTE C - INVENTORIES

   Inventories are stated at the lower of cost (first-in, first-out method) or market.

                                          June 28,    September 28,
                                            1997           1996
                                         -----------  -------------
   Raw materials                         $10,593,000     $8,811,000
   Finished goods                         10,282,000      8,186,000
   Work-in-process                           327,000        292,000
   Machine parts and factory supplies      1,184,000      1,032,000
                                         -----------    -----------
                                         $22,386,000    $18,321,000
                                         ===========    ===========

                   NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE D - DEBT

The Company's previous revolving credit facility expired December 31, 1996 and was refinanced in connection with the MEDIQ Stock Repurchase (see Note E). The new Revolving Credit Facility of $16,900,000 had an outstanding balance of $11,709,000 on June 28, 1997. The interest rate was 8.86% based on LIBOR plus 2.5% and the available balance was $1,834,000 based on eligible accounts receivable and inventory balances. The Revolving Credit Facility expires on January 1, 2002. In connection with the MEDIQ Stock Repurchase, the Company obtained senior financing in the aggregate principal amount of $60,000,000, including the new credit facility, (the "Senior Debt Financing") and senior subordinated financing in the aggregate principal amount of $10,000,000 (the "Subordinated Debt Financing").

Pursuant to the Senior Debt Financing, the Company has senior secured credit facilities in the aggregate principal amount of $60,000,000 (the "Senior Debt"), consisting of (i) a $20,000,000 term loan (the "Term Loan A"), (ii) a $15,000,000 term loan (the "Term Loan B" and, together with the Term Loan A, the "Term Loans"), (iii) a $20,000,000 letter of credit to support the MEDIQ Note relating to the MEDIQ Stock Repurchase (the "Stock Repurchase Letter of Credit"), (iv) a $16,900,000 revolving credit facility (the "Revolving Credit Facility"), and (v) an $8,100,000 letter of credit to support the Company's IDB (the "IDB Letter of Credit" and, together with the Stock Repurchase Letter of Credit, the "Letters of Credit"). The purpose of obtaining the Senior Debt Financing was to permit the Company to finance the MEDIQ Stock Repurchase, to refinance the Company's existing indebtedness and to satisfy the Company's working capital requirements. At the Closing of the Senior Debt Financing on December 31, 1996 (the "Senior Debt Closing"), $18,628,000 of the Term Loan A was drawn by the Company and the Stock Repurchase Letter of Credit was issued by the senior lender. As of June 28, 1997, $19,625,000 and $9,085,000 were outstanding under Term Loan A and Term Loan B, respectively, with interest rates of 8.186% and 8.64%, respectively. The balance of Term Loan B will be advanced only to fund drawings under the Stock Repurchase Letter of Credit. The subsidiaries of the Company guaranteed the obligations of the Company under the Senior Debt Financing. Term Loan A expires on January 1, 2002 and Term Loan B expires on January 1, 2004.

Subsequent to the closing of the MEDIQ stock repurchase (see Note E), the Company received 1,161,957 MEDIQ Escrowed Shares. As a result, a portion of the MEDIQ Note has been paid with $1,372,000 from Term Loan A and $9,085,000 from Term Loan B. As of June 28, 1997 the balance under the MEDIQ Note supported by a Letter of Credit was $5,915,000.

Pursuant to the Subordinated Debt Financing, the Company's subordinated lender has provided the Company with an aggregate principal amount of $10,000,000 (the "Subordinated Debt") in the form of senior subordinated notes (the "Senior Subordinated Notes") issued to the subordinated lender. The Senior Subordinated Notes mature on December 31, 2004 and bear interest at 11 1/2 %.

                    NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Interest on the Senior Subordinated Notes is payable quarterly in arrears, commencing on April 15, 1997. In connection with the Subordinated Debt Financing, the Company issued to the subordinated lender warrants to purchase 273,419 shares of common stock of the Company (which represents approximately 4.5% (on a fully-diluted basis) of the total outstanding common stock and common stock equivalents as of the closing of the sub-debt financing) at $9.00 per share, subject to certain adjustments to prevent dilution.

The agreements evidencing the Senior Debt and the Senior Subordinated Debt contain certain restrictive covenants including, without limitation, covenants with respect to the ratio of total debt to EBITDA, operating cash flow, interest coverage and capital expenditures.

The Company currently has two Massachusetts Industrial Development Revenue Bonds totaling $7,700,000. The Series A IDB financing provided the Company with $4,200,000 for capital expenditures made through April 1997 and to partially finance the acquisition of the Oral Care division. The Series B IDB financing provided the Company with $3,500,000 for the expansion of the Powers Pharmaceutical manufacturing facility. Through June 28, 1997, $3,905,000 was expended against the Series A IDB and $3,141,000 was expended against the Series B IDB. Principal payments are funded monthly and total $800,000 per year through May 1, 2001, $300,000 through May 1, 2004 and $200,000 per year thereafter through May 1, 2016. The variable interest rate on the bonds as of June 28, 1997 was 4.15% and interest is payable monthly.

A summary of Debt outstanding as of June 28, 1997 is as follows:


        Revolving Credit Facility                        $11,709,000
        Term Loan A                                       19,625,000
        Term Loan B                                        9,085,000
        Subordinated Debt - Net                            9,154,000
        Note Payable                                       5,915,000
        Industrial Revenue Bonds                           6,900,000
        Mortgage                                             648,000
        Capital Lease Obligation                              17,000
                                                         -----------
                                                         $63,053,000
        Less:  Current maturities of long-term debt:       2,958,000
                                                         -----------
        Long Term Debt                                   $60,095,000
                                                         ===========

NOTE E - MEDIQ STOCK REPURCHASE

On December 20, 1996, a majority of the Company's stockholders, other than MEDIQ, approved the MEDIQ Stock repurchase. On December 31, 1996, pursuant to the terms of an Amended and Restated Stock Purchase Agreement dated November 20, 1996 among MEDIQ, MEDIQ Investment Services, Inc. and the Company, the Company purchased from MEDIQ all 4,037,258

                    NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

shares of the Company's common stock owned by MEDIQ (the "MEDIQ Shares"), of which 1,819,000 were held in escrow (the MEDIQ Escrowed Shares) as of December 31, 1996 in support of MEDIQ's 7.5% Subordinated Debentures due 2003 (the "MEDIQ Bonds"). The aggregate purchase price of the MEDIQ Shares was $36,335,000 representing a purchase price of $9.00 per share (the "Purchase Price"). The Company paid MEDIQ $19,963,000 of the $36,335,000 purchase price in cash and delivered to MEDIQ a promissory note (the "MEDIQ Note") for the remaining $16,372,000 of the purchase price. The MEDIQ Note is payable in installments as MEDIQ Ecsrowed Shares are released from escrow, pursuant to the indenture (the "MEDIQ Indenture") and escrow agreement relating to the MEDIQ Bonds, together with interest at the annual rate of 7.5%, reduced, however, to 5%, 4%,and 3% if the note remains outstanding longer than 18, 30 and 42 months, respectively.

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

NOTE F - INCOME TAXES

The provision for income tax expense for the thirty-nine weeks ended June 28, 1997 has been computed using an estimated effective tax rate for the year ended September 27, 1997.

NOTE G - ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

Effective September 29, 1996, the Company adopted Statement of Accounting Standards No. 123, "Accounting For Stock Based Compensation" ("Statement 123"). The Company has continued to account for its stock-based transactions to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and will include the pro forma disclosures required by Statement 123, if material, in its annual financial statements for 1997. For stock option grants to non-employees, the Company follows the provisions of Statement 123, calculates compensation expense using a fair value-based

                   NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

method and amortizes compensation expense over the vesting period. During the quarter ended, June 28, 1997, the Company did not grant any options to purchase shares of common stock to non-employees. Also, effective September 29, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("Statement 121"). Statement 121 requires that long-lived assets held and used by an entity be reviewed for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. It also requires that long-lived assets to be disposed of be reported at the lower of the carrying amount or fair value less the cost to sell. The adoption of Statement 121 did not have a material effect on the Company's financial position or results of operations for the thirty-nine weeks ended June 28, 1997.

NOTE H - SUBSEQUENT EVENT

On June 21, 1997, the Company entered into a definitive agreement with American White Cross, Inc. to purchase substantially all of the assets, and assume certain liabilities, of the first aid business of American White Cross.

Under the terms of the agreement, the Company will pay $40 million in cash for the first aid business and will assume certain post petition liabilities. The purchase price is subject to adjustment based on the value of inventory, accounts receivable and the amount of assumed liabilities as of the closing date. At the closing, approximately $5,000,000 will be deposited in escrow to secure primarily the post-closing purchase price adjustments and indemnity obligations of American White Cross. The closing of the transaction is subject to approval by the United States Bankruptcy Court for the District of Delaware, in which the bankruptcy case of American White Cross is currently pending. The closing is also subject to a number of other conditions, including the completion of due diligence. The transaction is subject to financing and is expected to close in the fourth quarter 1997. This acquisition will be accounted for by the purchase method of accounting.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

        The following discussion addresses the financial condition of the Company as of June 28, 1997 and its results of operations for the thirteen and thirty-nine weeks then ended, compared with the same period last year. This discussion should be read in conjunction with the Management's Discussion and Analysis section included in the Company's Annual Report on Form 10-K for the year ended September 28, 1996 (pages 6-14) to which the reader is directed for additional information.

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



                                                               Thirteen Weeks Ended   Thirty-Nine Weeks Ended
                                                               --------------------   -----------------------
                                                                 June 28,  June 29,       June 28,   June 29,
                                                                   1997     1996              1997     1996
                                                               --------------------   -----------------------

     NET SALES                                                     100%      100%            100%     100%
     COST OF SALES                                                  74        72              73       71
                                                                   ----      ----            ----     ----
     GROSS PROFIT                                                   26        28              27       29
     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                   14        16              14       15
                                                                   ----      ----            ----     ----
     OPERATING INCOME                                               12        12              13       14
     OTHER CREDITS (CHARGES)                                        (6)       (2)             (5)      (3)
                                                                   ----      ----            ----     ----
     INCOME BEFORE INCOME TAX EXPENSE                                6        10               8       11
     INCOME TAX EXPENSE                                              3         4               3        4
                                                                   ----      ----            ----     ----
     NET INCOME                                                      3%        6%              5%       7%
                                                                   ====      ====            ====     ====

THIRD QUARTER 1997 COMPARED TO THIRD QUARTER 1996

      Net sales for third quarter ended June 28, 1997 were $23,006,000, an increase of 2,935,000, or 15%, over third quarter 1996 net sales of $20,071,000. The increase in net sales was primarily attributable to sales of Cough/Cold products with added increases in the Ophthalmic, and Infant Care categories.

      Gross profit for third quarter 1997 was $6,022,000 or 26% of net sales, as compared to $5,598,000 or 28% of net sales for the prior year's quarter. The increase in gross margin dollars is attributable to increased sales. The decrease in the gross margin percentage is a result of a higher proportion of contract sales of Cough/Cold products, which traditionally produce lower margins than private label Cough/Cold product sales. Additionally, increases in certain material costs, specifically menthol used in cough/cold products and plastic used in the infant care products, contributed to the decrease in the gross margin percentage.

     Selling, general and administrative expenses for third quarter 1997 were $3,289,000, or 14% of net sales, as compared to $3,105,000 or 16% of net sales for the prior year's quarter. The $184,000 increase was primarily attributable to commission and freight increases associated with increased sales. The percentage decrease resulted from certain fixed costs being allocated over a higher net sales base.

     Interest expense for the third quarter 1997 was $1,443,000 as compared to $380,000 in the prior year quarter. This increase was primarily attributable to increased borrowings (see Note D).

     Interest income for the quarter consisted primarily of interest earned on the restricted cash associated with the IDB financing (see Note B).

     Other expense for the quarter was $13,000, as compared to $21,000 in the prior year quarter. Both quarterly amounts primarily related to research and development costs.

     The effective income tax rate for the quarter was 41% which was slightly higher than the prior year quarter. The increase relates to the expected increase in the proportion of income earned in higher tax jurisdictions.

THIRTY-NINE WEEKS ENDED JUNE 28, 1997 COMPARED TO THIRTY-NINE WEEKS ENDED JUNE 29, 1996

     Net Sales for 1997 were $70,219,000, an increase of $12,176,000, or 21%
over 1996 net sales of $58,043,000. The increase in net sales was primarily attributable to sales of Cough/Cold, Ophthalmic and Infant care product categories.

     Gross profit for the thirty-nine weeks was $18,610,000 or 27% of net sales, compared to $16,721,000 or 29% of net sales for the comparable period last year. The increase in gross margin dollars is attributable to increased sales. The decrease in the gross margin percentage is a result of a higher portion of contract sales of Cough/Cold products, which traditionally produce lower margins than private label Cough/Cold product sales. Additionally, increases in certain material costs, specifically menthol used in cough/cold products and plastic for the infant care products contributed to the decrease in gross margin percentage.

     Selling, general and administrative expenses for the thirty-nine week period were $9,884,000 or 14% of net sales, as compared to $8,800,000 or 15% of net sales for the prior year period. The dollar increase is primarily attributable to broker commissions and freight expense related to increased sales volume.

     Interest expense for the thirty-nine week period in 1997 was $3,245,000 as compared to $1,071,000 for the prior year period. This increase was primarily attributable to increased borrowings (see Note D).

     Interest income for the thirty-nine week period consisted primarily of interest earned on the restricted cash associated with the IDB financing (see Note B).

LIQUIDITY AND CAPITAL RESOURCES

     As of June 28, 1997 the Company had working capital of $24,555,000 as compared to working capital of $9,491,000 as of September 28, 1996. The increase in working capital was primarily attributable to increased inventories to support the increased sales and a decrease in the short term portion of long term debt as a result of the refinancing (see Note D) in connection with the MEDIQ stock repurchase (see Note E).

     Net cash provided by operating activities was $5,041,000 for the thirty-nine weeks ended June 28, 1997, as compared to $3,685,000 in the prior year period. This increase was primarily attributable to a reduction in accounts receivable, increased depreciation and amortization, higher accrued expenses, offset by an increase in inventory.

     Net cash used in investing activities was $4,441,000 for 1997, consisting primarily of funds used for expenditures of capital equipment offset by restricted proceeds used for expenditures at the Oral Care and Cough/Cold divisions. The Company anticipates additional capital expenditures of approximately $900,000 for the remainder of fiscal 1997, $700,000 of which will be financed with the proceeds of the IDB (see note B). The remaining expenditures relate primarily to additional manufacturing capacity requirements and are expected to be financed through cash generated from operations.

     Net cash used in financing activities was $802,000 for the thirty-nine weeks ended June 28, 1997, consisting of debt repayments of $29,546,000 primarily related to the refinancing associated with the MEDIQ Stock Repurchase, $21,283,000 for the stock repurchase and $1,207,000 in deferred financing costs offset by borrowings of $50,794,000 resulting from the refinancing associated with the MEDIQ Stock Repurchase.

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

     The Company's previous revolving credit facility expired December 31, 1996 and was refinanced in connection with the MEDIQ Stock Repurchase (see Note E). The new Revolving Credit Facility of $16,900,000 had an outstanding balance of $11,709,000 on June 28, 1997. The interest rate was 8.86% based on LIBOR plus 2.5% and the available balance was $1,834,000 based on eligible accounts receivable and inventory balances. The Revolving Credit Facility expires on January 1, 2002. In connection with the MEDIQ Stock Repurchase, the Company obtained senior financing in the aggregate principal amount of $60,000,000, including the new credit facility, (the "Senior Debt Financing") and senior subordinated financing in the aggregate principal amount of $10,000,000 (the "Subordinated Debt Financing").

     Pursuant to the Senior Debt Financing, the Company has senior secured credit facilities in the aggregate principal amount of $60,000,000 (the "Senior Debt"), consisting of (i) a $20,000,000 term loan (the "Term Loan A"), (ii) a $15,000,000 term loan (the "Term Loan B" and, together with the Term Loan A, the "Term Loans"), (iii) a $20,000,000 letter of credit to support the MEDIQ Note relating to the MEDIQ Stock Repurchase (the "Stock Repurchase Letter of Credit"), (iv) a $16,900,000 revolving credit facility (the "Revolving Credit Facility"), and (v) an $8,100,000 letter of credit to support the Company's IDB (the "IDB Letter of Credit" and, together with the Stock Repurchase Letter of Credit, the "Letters of Credit"). The purpose of obtaining the Senior Debt Financing was to permit the Company to finance the MEDIQ Stock Repurchase, to refinance the Company's existing indebtedness and to satisfy the Company's working capital requirements. At the Closing of the Senior Debt Financing on December 31, 1996 (the "Senior Debt Closing"), $18,628,000 of the Term Loan A was drawn by the Company and the Stock Repurchase Letter of Credit was issued by the senior lender. As of June 28, 1997, $19,625,000 and $9,085,000 were outstanding under Term Loan A and Term Loan B, respectively, with interest rates of 8.186% and 8.64%, respectively. The balance of Term Loan B will be advanced only to fund drawings under the Stock Repurchase Letter of Credit. The subsidiaries of the Company guaranteed the obligations of the Company under the Senior Debt Financing. Term Loan A expires on January 1, 2002 and Term Loan B expires on January 1, 2004.

     Subsequent to the closing of the MEDIQ stock repurchase (see Note E), the Company received 1,161,957 MEDIQ Escrowed Shares. As a result, a portion of the MEDIQ Note has been paid with $1,372,000 from Term Loan A and $9,085,000 from Term Loan B. As of June 28, 1997 the balance under the MEDIQ Note and the Letter of Credit issued to support the MEDIQ Note totals $5,915,000.

     Pursuant to the Subordinated Debt Financing, the Company's subordinated lender has provided the Company with an aggregate principal amount of $10,000,000 (the "Subordinated Debt") in the form of senior subordinated notes (the "Senior Subordinated Notes") issued to the subordinated lender. The Senior Subordinated Notes mature on December 30, 2004 and bear interest at 11 1/2 %. Interest on the Senior Subordinated Notes is payable quarterly in arrears, commencing on April 15, 1997. In connection with the Subordinated Debt Financing, the Company issued to the subordinated lender warrants to purchase 273,419 shares of common stock of the Company (which represents approximately 4.5% (on a fully-diluted basis) of the total outstanding common stock and common stock equivalents as of the closing of the sub-debt financing) at $9.00 per share, subject to certain adjustments to prevent dilution.

     The agreements evidencing the Senior Debt and the Senior Subordinated Debt contain certain restrictive covenants including, without limitation, with respect to the ratio of total debt to EBITDA, operating cash flow, interest coverage and capital expenditures.

     The Company currently has two Massachusetts Industrial Development
Revenue Bonds totaling $7,700,000. The Series A IDB financing provided the Company with $4,200,000 for capital expenditures made through April 1997 and to partially finance the acquisition of the Oral Care division. The Series B IDB financing provided the Company with $3,500,000 for the expansion of the Powers Pharmaceutical manufacturing facility. Through June 28, 1997, $3,905,000 was expended against the Series A IDB and $3,141,000 was expended against the Series B IDB. Principal payments are funded monthly and total $800,000 per year through May 1, 2001, $300,000 through May 1, 2004 and $200,000 per year thereafter through May 1, 2016. The variable interest rate on the bonds as of June 28, 1997 was 4.15% and interest is payable monthly.

     On June 21, 1997, the Company entered into a definitive agreement with American White Cross, Inc. to purchase substantially all of the assets, and assume certain liabilities, of the first aid business of American White Cross. Under the terms of the agreement, the Company will pay $40 million in cash for the business and will assume certain post petition liabilities. The purchase price is subject to adjustment based on the value of inventory, accounts receivable and the amount of assumed liabilities as of the closing date. At the closing, approximately $5,000,000 will be deposited in escrow to secure primarily the post-closing purchase price adjustments and indemnity obligations of American White Cross. The transaction is subject to financing and is expected to close in the fourth quarter 1997. (See Note H of the notes to the condensed consolidated financial statements.)

     The Company believes that its existing working capital, anticipated funds to be generated from operations, funds available under the revolving credit facility and added financing resulting from the pending acquisition will be sufficient to meet the Company's operating and capital needs during fiscal 1997. However, depending upon future growth of the business, additional financing may be required.

PART II.  OTHER INFORMATION

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits:

             Exhibit 27  -Financial Data Schedule appears on page 18.

        (b)  Reports on Form 8-K.

             No reports on Form 8-K were filed in the quarter ended
             June 28, 1997.

                   NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES
                      THIRTEEN WEEKS ENDED JUNE 28, 1997



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



                                              NutraMax Products, Inc.
                                         --------------------------------
                                                   (Registrant)



        August 12, 1997
     ---------------------
            (Date)                            /s/ Robert F. Burns
                                              -----------------------
                                              Robert F. Burns
                                              Vice President and
                                              Chief Financial Officer