Form 10-K
period 1997-09-27
NUTRAMAX PRODUCTS INC /DE/
filed 1998-01-12
CIK 818467

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                  -------------------------------------------

                                   FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 27, 1997                   Commission File
                                                                Number: 0-18671

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

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (978) 283-1800

                  -------------------------------------------

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE
          Securities registered pursuant to Section 12(g) of the Act:
                    COMMON STOCK, PAR VALUE $.001 PER SHARE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [_]     No [X]

The aggregate market value of the registrant's voting stock held by non-affiliates (based upon the closing price of $14.50 on January 6, 1998) was approximately $28,900,000. As of January 6, 1998, there were 5,619,768 shares of Common Stock, par value .001 per share, outstanding.

Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [_]

                  -------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held in 1998 are incorporated by reference into Part III. The Index to Exhibits begins on Page 26.

                                    PART I


ITEM 1. BUSINESS

GENERAL

NutraMax Products, Inc. (the "Company") was incorporated on April 20, 1987 under the laws of the State of Delaware and is the successor by merger in July 1990 to Aid-Pack, Inc. ("Aid-Pack"), formally a wholly-owned subsidiary of MEDIQ Incorporated ("MEDIQ").

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

PRODUCTS

FEMININE NEEDS - The Company manufactures disposable douches for sale under its value brands Sweet*n Fresh(R) and Sweet Love(R) and on a private label basis. In February 1996, the Company acquired certain assets of the Hospital Specialty Company Division of the Tranzonic Companies related to the manufacture and sale of feminine hygiene products. Sales of douche products in fiscal 1997 were 19% of net sales, as compared to 23% in 1996 and 24% in 1995. The Company also markets private label feminine yeast infection medication products containing the active ingredient clotrimazole.

COUGH/COLD PRODUCTS - The Company is the leading manufacturer and distributor of private label cough drops and throat lozenges, and also manufactures cough drops on a contract basis. The Company offers an extensive line of solid dosage cough/cold products, including cough drops, throat lozenges, sugar-free products, vitamin C drops and liquid center items. Sales of cough/cold products represented 34%, 31% and 34% of net sales in fiscal 1997, 1996 and 1995 respectively.

BABY CARE - The Company manufactures disposable baby bottle liners on a private label basis and under its value brand Fresh*n Easy(R). The Company manufactures pediatric electrolyte oral maintenance solution, a product which is used to replace minerals lost by children who suffer from diarrhea and vomiting, for sale under its value brand NutraMax Baby Care Pediatric Electrolyte and on a private label basis. During fiscal years 1997, 1996 and 1995, sales of baby care products represented 15%, 15% and 19% of net sales respectively.

OPHTHALMICS - The Company manufactures private label over-the-counter and prescription ophthalmic products for retail and industrial customers, including over-the-counter contact lens solutions, artificial tears and eye drops, as well as generic prescription eye care products. Sales of ophthalmic products represented 10%, 9% and 10% of net sales in fiscal 1997, 1996 and 1995 respectively.

ADULT NUTRITION PRODUCTS - In March 1995, the Company introduced a new line of adult high calorie liquid nutrition products which are sold under its value brand NutraMax Plus High Calorie Liquid Nutrition and on a private label basis. During fiscal 1996, the Company introduced a lower calorie version of this same product sold under its value brand name NutraMax Complete Liquid Nutrition. These products are manufactured by a third party and marketed by the Company through its distribution channels. During fiscal 1997, 1996 and 1995 sales of adult liquid nutrition products represented 4%, 5% and 3% of net sales respectively.

PERSONAL CARE - The Company manufactures ready-to-use disposable enemas for sale under its value brand Pure & Gentle, on a private label basis and for the institutional market. During fiscal 1997, 1996 and 1995 sales of Personal Care products represented 5%, 5% and 6% of net sales respectively.

ORAL CARE - In October 1995, the Company acquired the assets and assumed certain liabilities of Mi-Lor Corporation, Professional Brushes, Inc. and Codent Dental Products, Inc., companies engaged in the manufacturing and marketing of toothbrushes, dental floss and related products for the store brand market. The acquisition was the Company's entry into the private label oral care segment. These products are manufactured in an 88,000 square foot manufacturing facility located in Florence, Massachusetts which was acquired by the Company as part of the transaction. Oral care products are being marketed by the Company through its existing distribution channels and represented 8% and 9% of net sales for fiscal 1997 and 1996, respectively.

FIRST AID PRODUCTS - In September 1997 the Company acquired certain of the assets and assumed certain liabilities of American White Cross, Inc. and Weaver Manufacturing Corporation, companies engaged in the manufacturing and marketing of adhesive bandages and related products for both the store brand and institutional markets. The acquisition is the Company's entry into the private label first aid market. These products are manufactured in a 253,000 square foot leased facility in Houston, Texas. The first aid products are being marketed by the Company through its existing distribution channels. Sales of first aid products represented 2% of net sales for fiscal 1997.

OTHER PRODUCTS - The Company's other products consist principally of a patented line of sterile, prefilled, disposable dilution bottles used in laboratory testing of water, waste water, foods, drug products, pharmaceuticals and cosmetics. Sales of these other products totaled 3%, 3% and 4% of net sales in fiscal 1997, 1996 and 1995 respectively.

NEW PRODUCT STRATEGY

The Company's growth strategy includes the acquisition and development of new products, and the extension and modification of existing product lines to correspond with national branded products and product variations. The Company expects to add new product lines through internal development, acquisition and joint venture or partnership agreements. The Company contemplates that product line expansion will enable the Company to capitalize on its established distribution channels and manufacturing marketing expertise. New products will most likely focus on consumer packaged goods, including health and personal care products. The Company has added a multi-purpose 4 in 1 soft contact lens solution to its ophthalmic product line with sales beginning October 1996 under the Company's value brand Optopics Multi-purpose Solution and on a private label basis. The product is filled by a third party and then labeled and packaged at the Company's Fairton, New Jersey facility and marketed through the Company's distribution channels.

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

CUSTOMERS

For fiscal years 1997, 1996 and 1995, Walmart Stores, Inc. accounted for 11%, 11% and 9% of net sales respectively, and American Home Products, Inc. accounted for 10%, 11% and 14% of net sales respectively. While the Company seeks to continually expand its distribution and customer base, the loss of one or more of its largest customers, if not replaced with other comparable businesses, could have a material adverse effect on the Company's results of operations.

COMPETITION

The markets in which the Company competes are dominated by nationally advertised brand name products marketed by established consumer packaged goods companies, most of which have greater marketing, financial and human resources than the Company. The Company also competes with several other private label manufacturers and marketers. Competition for consumer health and personal care products is based primarily on product reliability, price, customer service, and the ability to provide tamper resistant/evident packing. Growth in sales of private label products is also dependent on increasing the amount of shelf space available at retail stores in order to maximize brand awareness and consumer trial. The Company experiences aggressive price competition from time to time from branded and other private label competitors. There can be no assurance that such price competition will not have a material adverse effect on the Company's results of operations (see "ITEM 7. Management's Discussion and Analysis of Financial condition and Results of Operations").

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

EMPLOYEES

The Company has approximately 1000 full-time employees engaged in quality control, marketing and sales, general corporate and administrative positions and manufacturing operations. The Company believes that relations with its employees are satisfactory.

ITEM 2.  PROPERTIES

The Company currently operates the following facilities (which are owned unless otherwise indicated):

Approximate Location             Type of Facility                       Square Feet
--------------------             ----------------                       -----------
Gloucester, Massachusetts (1)    Corporate and Administrative             131,000
                                 Offices, Manufacturing
                                 Facilities

Fairton, New Jersey              Manufacturing                             48,000

Brockton, Massachusetts          Manufacturing                             89,000

Florence, Massachusetts (2)      Manufacturing                             88,000

Houston, Texas (3)               Manufacturing                            253,000
------------------------------------------------------------------------------------

(1) Consists of four facilities, of which three are leased. The Company has entered into a lease, effective January 1, 1998, for an 80,000 square foot distribution center which will provide consolidated warehousing of finished goods as well as provide for the consolidated shipping of the Company.
(2)  Acquired in October 1995.
(3)  Leased facility effective September, 1997

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

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1997.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

MARKET INFORMATION

The following table sets forth, for the periods indicated, the high and low prices for the Company's common stock as reported by NASDAQ. The Company's common stock is traded on the NASDAQ SmallCap Market System under the Symbol "NMPC".

                    FISCAL 1997        HIGH      LOW
                    ----------------  -------  -------
                    First Quarter     $11.000  $ 8.500
                    Second Quarter     12.875   10.000
                    Third Quarter      14.000   11.125
                    Fourth Quarter     16.000   12.500


                    FISCAL 1996        HIGH      LOW
                    ----------------  -------  -------
                    First Quarter     $10.250  $ 7.750
                    Second Quarter     10.250    8.500
                    Third Quarter      11.125    8.125
                    Fourth Quarter     10.000    7.500

COMMON STOCK HOLDERS

The Company believes there are approximately 2,500 holders of common stock, including shares held in street name by brokers.

DIVIDENDS

The Company has never declared or paid any cash dividends. The declaration of dividends by the Company in the future will at all times be subject to the sole discretion of the Company's Board of Directors, and will depend upon operating results, capital requirements, financial position and bank covenant compliance. The Company's Senior and Subordinated Debt agreements prohibit the payment of dividends. See notes to the consolidated financial statements included elsewhere herein.

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

                                                                          Fiscal Year Ended
                                                 ------------------------------------------------------------------
                                                    Sept. 27,        Sept. 28       Sept. 30,    Oct. 1,    Oct. 2,
                                                   1997 (1)(2)      1996 (3)(4)       1995      1994 (5)   1993 (6)
                                                 ------------------------------------------------------------------
                                                                (in thousands, except per share data)
INCOME STATEMENT DATA:
Net sales                                           $ 94,331         $ 80,479         $63,111   $ 55,958   $ 31,144
Cost of sales                                         71,728           57,686          45,916     38,752     19,598
                                                    --------         --------         -------   --------   --------
Gross profit                                          22,603           22,793          17,195     17,206     11,546
Selling, general and administrative expenses          13,947           11,662           8,694      9,281      5,928
                                                    --------         --------         -------   --------   --------
Operating income                                       8,656           11,131           8,501      7,925      5,618
Other income (expense):
 Interest expense                                     (5,042)          (1,479)         (1,427)      (928)        --
 Other                                                   184             (289)            316         95        251
                                                    --------         --------         -------   --------   --------
Income before income tax expense                       3,798            9,363           7,390      7,092      5,869
Income tax expense                                     1,536            3,680           2,916      2,832      2,350
                                                    --------         --------         -------   --------   --------
Net income                                          $  2,262         $  5,683         $ 4,474   $  4,260   $  3,519
                                                    ========         ========         =======   ========   ========

Earnings per share:
Primary                                                 $.38             $.67            $.53       $.50       $.43
Fully Diluted                                            .37              .66              52        .50        .42
                                                    ========         ========         =======   ========   ========

Weighted average shares outstanding:
Primary                                                5,955            8,531           8,520      8,480      8,235
Fully Diluted                                          6,131            8,563           8,620      8,591      8,414
                                                    ========         ========         =======   ========   ========
                                                                                As of
                                                 ------------------------------------------------------------------
                                                    Sept. 27,        Sept. 28       Sept. 30,    Oct. 1,    Oct. 2,
                                                   1997 (1)(2)      1996 (3)(4)       1995      1994 (5)   1993 (6)
                                                 ------------------------------------------------------------------
BALANCE SHEET DATA:
Working capital                                     $ 38,602         $  9,491         $14,152   $ 13,172   $  9,703
Total assets                                         132,759           82,878          63,074     60,450     33,207
Long-term debt, less current maturities               85,542           11,780          12,550     16,183       ----
Stockholders' equity                                  23,479           45,817          39,233     34,757     29,953


(1) In September 1997, the Company acquired certain assets of a manufacturer of first aid products for $37,170,000 in cash plus transaction related expenses of approximately $700,000, $233,000 of which was paid by fiscal year end, which was financed by additional term loan and revolving credit facility borrowings and the private placement of 846,154 shares of the Company's common stock. (See note B to the consolidated financial statements)

(2) In December 1996, the Company repurchased 4,037,258 shares of its common stock from MEDIQ, Inc. for $36,335,000. The transaction was financed by a combination of term loans and subordinated debt. (See Note M to the consolidated financial statements).

(3) In February 1996, the Company acquired certain assets of a manufacturer of feminine hygiene products for $2,367,000 in cash which was financed by additional term loan borrowings.

(4) In October 1995, the Company acquired the assets of a manufacturer of private label toothbrushes and dental floss for $1,800,000 in cash and liabilities assumed of $363,000, and the transaction resulted in related expenses of $681,000 which was financed from the Company's revolving credit facility.

(5) In December 1993, the Company acquired a manufacturer and distributor of private label cough/cold products for $13,500,000 which was financed with proceeds from a revolving credit facility.

(6) In June 1993, the Company acquired a manufacturer of private label over-the-counter and prescription ophthalmic products, for approximately 202,000 shares of the Company's common stock with a market value of $2,846,000.

Litigation and Contingencies - See Note O to the consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto, contained elsewhere herein.

RESULTS OF OPERATIONS

The consolidated Statements of Operations include the results of operations of acquired companies and businesses from the dates acquired; certain assets of American White Cross, Inc. and Weaver Manufacturing Corporation, ("American White Cross") (September 1997); certain assets of the Hospital Specialty Company Division of the Tranzonic Companies (February 1996); certain assets of Mi-Lor Corporation, ("Mi-Lor"), Professional Brushes, Inc. ("Professional Brushes") and Codent Dental Products, Inc. ("Codent") (October 1995). The following table sets forth, for all periods indicated, the percentage relationship that items in the Consolidated Statements of Operations bear to net sales.

                                                                              Year Ended
                                                               ------------------------------------
                                                                Sept. 27,    Sept. 28,   Sept. 30,
                                                                  1997         1996        1995
                                                               ------------------------------------
     Net sales                                                   100%         100%        100%

     Cost of sales                                                76           72          73
                                                                 ----         ----        ----

     Gross profit                                                 24           28          27

     Selling, general and administrative expenses                 15           14          14
                                                                 ----         ----        ----

     Operating income                                              9           14          13

     Other credits (charges)                                      (5)          (2)         (1)
                                                                 ----         ----        ----

     Income before income tax expense                              4           12          12

          Income tax expense                                       2            5           5
                                                                 ----         ----        ----

          Net income                                               2%           7%          7%
                                                                 ====         ====        ====

FISCAL YEAR 1997 COMPARED TO FISCAL YEAR 1996

Net sales for 1997 were $94,331,000, an increase of $13,852,000 or 17% over 1996 net sales of $80,479,000. The net sales increase is primarily attributable to Cough/Cold sales volume increases resulting from increased distribution both in the private label and contract manufacturing markets and Ophthalmics and Pediatric Electrolyte sales volume increases as a result of increased distribution.

Gross profit for 1997 was $22,603,000 or 24% of net sales, as compared to 22,793,000 or 28% of net sales in 1996. The decrease in gross margin is primarily attributable to a delay in the completion of a major capital expansion program at the Cough/Cold division. New production capacity, centered around a new continuous cooking line used to manufacture cough drops, became operational later than planned. This delay, coupled with increased Cough/Cold product orders resulted in delayed shipments and underabsorbed labor and overhead.

Selling, general and administrative expense for 1997 was $13,947,000 or 15% of net sales as compared to $11,662,000 or 14% of net sales for 1996. The dollar increase is primarily attributed to increases in freight expense, broker commissions, amortization of financing costs, professional services and promotion expense related to increased sales volumes and additional debt refinancing costs. The percentage increase is primarily related to increased freight expense resulting from shipping inefficiencies related to the capacity expansion delay at the Cough/Cold division.

Interest expense for 1997 was $5,042,000 as compared to $1,479,000 for 1996. The increase is primarily attributable to the increased borrowings associated with the MEDIQ Stock Repurchase. (see MEDIQ Stock Repurchase below)

FISCAL YEAR 1996 COMPARED TO FISCAL YEAR 1995

Net sales for 1996 were $80,479,000, an increase of $17,368,000 or 28% over 1995 net sales of $63,111,000. The net sales increase was primarily attributable to the addition of the Oral Care division as a result of the Mi-Lor, Professional Brushes and Codent acquisition, Cough/Cold sales volume increases resulting from increased distribution and a more traditional cough/cold season, a full year of Adult Liquid Nutrition sales introduced in March 1995, increased douche sales resulting from the acquisition of certain assets of the Hospital Specialty Company Division of the Tranzonic Companies and Pediatric Electrolyte sales volume increases resulting from increased distribution.

Gross profit for 1996 was $22,793,000, or 28% of net sales, as compared to $17,195,000, or 27% of net sales in 1995. Increases in gross margin are a result of increased production levels for Cough/Cold products and Feminine Hygiene products, higher gross margin associated with initially high production levels for the Oral Care Division not expected to continue in 1996 and lower raw material costs, principally plastic resin and plastic film.

Selling, general and administrative expense for 1996 was $11,662,000 or 14% of net sales as compared to $8,694,000 or 14% of net sales in 1995. The dollar increase in selling, general and administrative expense is primarily attributable to increases in bad debt expense, broker commission expense, freight expense and promotional expense, all related to increased sales volume and increases in incentive compensation expense.

Interest expense for 1996 was $1,479,000 as compared to $1,427,000 in 1995. The increase is a result of higher borrowing levels.

SEASONALITY

During the last four months of the calendar year, retailers focus their merchandising efforts on, and devote more shelf space to, seasonal and holiday merchandise. As a result, sales of certain of the Company's products tend to be weaker in the Company's first quarter (ending in December), and normally strengthen in the second quarter as retailers replenish their shelves with health and personal care products. Sales of Pediatric Electrolyte and Cough/Cold products may help mitigate weaker sales in the Company's first quarter, as the Company's customers purchase such products to stock inventories in anticipation of an increase in winter sales. Consequently, the results of any one quarter may not necessarily be indicative of results of future quarters.

LIQUIDITY AND CAPITAL RESOURCES

As of September 27, 1997, the Company's working capital increased to $38,602,000 from $9,491,000 on September 28, 1996. Net cash provided by operating activities decreased to $3,939,000 in 1997 from $4,724,000 in 1996 which was primarily attributable to a decrease in net income and increases in inventory offset by increases in accounts payable, accrued expenses and deferred income taxes as a result of increased sales volumes. The net increase in working capital is the result of the acquisition of the assets and the assumption of certain liabilities of American White Cross as well as increases in inventories and the refinancing of the Company's revolving credit facility offset by a reduction in restricted cash.

Net cash used in investing activities was $41,874,000 and consists primarily of the acquisition of certain of the assets less the assumption of certain of the liabilities of the first aid business of American White Cross, ($37,403,000) capital expenditures ($9,109,000) (primarily for additional capacity), offset by restricted cash used for equipment purchases at the Oral Care and Powers facilities as well as a building expansion at Powers which represented the proceeds from the variable rate Industrial Development Bonds. The Company anticipates capital expenditures of approximately $9,500,000 in fiscal 1998 for additional manufacturing capacity and the purchase of a currently leased facility. These expenditures will be financed with existing working capital and approximately a $2,000,000 mortgage loan.

Net cash provided from financing activities totaled $37,341,000 and included borrowings of $74,615,000 related to the MEDIQ Stock Repurchase (proceeds from the sale of approximately 846,000 shares of the Company's stock in connection with the American White Cross acquisition) and debt refinancing, borrowings for the American White Cross acquisition, working capital borrowings and proceeds from the exercise of stock options offset by debt repayments, the MEDIQ Stock Repurchase and deferred financing costs.

On December 31, 1996 pursuant to the terms of an Amended and Restated Stock Purchase Agreement (the "Stock Purchase Agreement") dated November 20, 1996 among MEDIQ Inc., MEDIQ Investment Services, Inc. and the Company, the Company purchased from MEDIQ all 4,037,258 shares of the Company's common stock owned by MEDIQ (the "MEDIQ Shares"), of which 657,194 were held in escrow (the "MEDIQ Escrowed Shares") as of September 27, 1997 in support of MEDIQ's 7.5% Subordinated Debentures due 2003 (the "MEDIQ Bonds"). The aggregate purchase price of the MEDIQ Shares was $36,335,000 representing a purchase price of $9.00 per share (the "Purchase Price"). The Company paid MEDIQ $19,963,000 of the $36,335,000 purchase price in cash and delivered to MEDIQ a promissory note (the "MEDIQ Note") for the remaining $16,372,000 of the purchase price. The balance of the note as of September 27, 1997 was $5,915,000. The MEDIQ Note is payable in installments as MEDIQ Escrowed Shares are released from escrow, pursuant to the indenture (the "MEDIQ Indenture") and escrow agreement relating to the MEDIQ Bonds, together with interest at the annual rate of 7.5%, reduced, however, to 5%, 4% and 3% if the note remains outstanding longer than 18, 30, and 42 months, respectively.

Pursuant to the Stock Purchase Agreement, to the extent that any holder of a MEDIQ Bond (other than MEDIQ) presents such MEDIQ Bond for exchange for MEDIQ Escrowed Shares in accordance with the terms of the MEDIQ Indenture and MEDIQ delivers MEDIQ Escrowed

Shares to such holder, (i) the principal amount of the MEDIQ Note shall be reduced by an amount equal to the product of the number of MEDIQ Escrowed Shares so delivered by MEDIQ to such holder and $9.00, and (ii) the principal amount of the MEDIQ Note shall further be reduced by an amount (the "Excess Cash Amount") equal to the product of the number of Escrowed Shares so delivered by MEDIQ and the number which is equal to the difference between (x) $1,000 divided by the then exchange rate of the MEDIQ Bonds provided in the indenture, and (y) $9.00; provided, however, that in lieu of such further reduction in the principal amount of the MEDIQ note under the foregoing clause (ii), the Company may elect to receive an amount in cash from MEDIQ equal to the Excess Cash Amount.

The Company's revolving credit facility expired on December 31, 1996 and was refinanced in connection with the MEDIQ Stock Repurchase. In addition, the Company had term loans with the same commercial lender which were also refinanced.

In connection with the MEDIQ Stock Repurchase, the Company obtained senior financing in the aggregate principal amount of $60,000,000 (the "Senior Debt Financing") and senior subordinated financing in the aggregate principal amount of $10,000,000 (the "Subordinated Debt Financing").

Pursuant to the Senior Debt Financing, the Company had senior secured credit facilities in the aggregate principal amount of $60,000,000 (the "Senior Debt"), consisting of (i) a $20,000,000 term loan (the "Term Loan A"), (ii) a $15,000,000 term loan (the "Term Loan B" and, together with the Term Loan A, the "Term Loans"), (iii) a $20,000,000 letter of credit to support the MEDIQ Note relating to the MEDIQ Stock Repurchase (the "Stock Repurchase Letter of Credit"), (iv) a $17,300,000 revolving credit facility (the "Revolving Credit Facility"), and (v) a $8,100,000 letter of credit to support the Company's Industrial Development Bonds (the "IDB Letter of Credit" and, together with the Stock Repurchase Letter of Credit, the "Letters of Credit"). The purpose of obtaining the Senior Debt Financing was to permit the Company to finance the MEDIQ Stock Repurchase, to refinance the Company's existing indebtedness and to satisfy the Company's working capital requirements. At the closing of the Senior Debt Financing on December 31, 1996 (the "Senior Debt Closing"), $18,628,000 of the Term Loan A was drawn by the Company and the Stock Repurchase Letter of Credit was issued by the senior lender. As of September 27, 1997, $19,250,000 was outstanding under Term Loan A, $9,085,000 was outstanding under Term Loan B and $12,790,000 was outstanding under the Revolving Credit Facility, with interest rates of 8.27%, 9.5% and 9.5% ,respectively.

Pursuant to the Subordinated Debt Financing, the Company's subordinated lender has provided the Company with an aggregate principal amount of $10,000,000 (the "Senior Subordinated Debt") in the form of senior subordinated notes (the "Senior Subordinated Notes") issued to the subordinated lender. The Senior Subordinated Notes mature on December 31, 2003 and bear interest at 11.5%. Interest on the Senior Subordinated Notes is payable quarterly in arrears, commencing on the first calendar quarter of calendar 1997. In connection with the Subordinated Debt Financing, the Company issued to the subordinated lender warrants to purchase 273,419 shares of common stock of the Company (representing approximately 4.5% (on a fully diluted basis) of the total outstanding common stock as of December 31, 1996) at $9.00 per share, subject to certain adjustments to prevent dilution, exercisable for a ten year period beginning with the date of issue.

In connection with the acquisition of certain of the assets of the first aid business of American White Cross, the Company amended its Senior Debt agreement to provide for an increase in the Senior Secured Credit Facility consisting of a $30,000,000 term loan (the "Additional Term Loan A"), (ii) a $27,000,000 term loan (the "Additional Term Loan B" and, together with Term Loan A, the "Additional Term Loans") and (iii) a $25,000,000 revolving credit facility (the "Additional Revolving Credit Facility").

As of September 27, 1997, $10,000,000 was outstanding under the Additional Term Loan A, $12,000,000 under the Additional Term Loan B and $4,243,000 under the Additional Revolving Credit Facility with interest rates of 8.75%, 10% and 9.5%, respectively.

The agreements evidencing the Senior Debt and the Senior Subordinated Debt contain certain restrictive covenants including, without limitation, covenants with respect to the ratio of total debt to earnings before interest, taxes, depreciation and amortization (" EBITDA"), operating cash flow, interest coverage, capital expenditures and prevent the payment of dividends.

On May 3, 1996, the Company completed a $4,300,000 IDB financing. Proceeds from the financing were used to reduce the outstanding balance under the Company's revolving credit facility which was used to fund the Oral Care acquisition and for the capital expenditures made and scheduled to be made over the next twelve months for the Oral Care operation. As of September 28, 1996 $2,728,000 of the proceeds of the IDB financing had been used to repay a portion of the Company's outstanding balance under it's existing revolving credit facility and to pay for equipment purchases. In 1997 $1,735,000 of the proceeds plus interest of the IDB financing were used for equipment purchases. The variable interest rate on the bond as of September 27, 1997 and September 28, 1996 was 3.65% and 3.85% , respectively and interest is payable monthly. Principal payments are funded monthly and are payable annually at $400,000 per year through May 1, 2003, $200,000 due May 1, 2004 and $100,000 per year thereafter through May 1, 2016. The IDB is supported by a letter of credit that contains certain financial covenants with respect to minimum quarterly net earnings, tangible net worth, indebtedness to net worth ratios and cash flows. The IDB contains certain restrictions including limiting capital expenditures made for the Oral Care operation to $10,000,000 over a period of three years.

On June 7, 1996, the Company completed a second IDB financing for $3,500,000 for the purpose of funding the expansion of the Powers Pharmaceutical manufacturing facility and the purchase of additional manufacturing equipment at the facility. As of September 28, 1996 $447,000 of the proceeds of the bond had been used to pay for equipment purchases. In 1997, $3,095,000 of the proceeds plus interest was used for equipment purposes and building expansion. The variable interest rate on the bond as of September 27, 1997 and September 28, 1996 was 3.65% and 3.85%, and interest is payable monthly. Principal payments are funded monthly and are payable annually beginning at $400,000 per year, through May 1, 2001 and $100,000 per year thereafter through May 1, 2016. The IDB is supported by a letter of credit with State Street Bank and Trust Company that contains certain financial covenants with respect to minimum quarterly net earnings, tangible net worth, indebtedness to net worth ratios and cash flows. The IDB contains certain restrictions including limiting capital expenditures made for the Powers Pharmaceutical operations to $10,000,000 over a three year period.

The Company has an additional mortgage which bears interest at 8.5% and is payable in monthly installments of $7,000 including interest, with a final payment of approximately $641,000 due December 31, 1997.

The Company believes that its existing working capital, anticipated funds to be generated from future operations and funds available under the Senior and Subordinated Debt Financing will be sufficient to meet all of the Company's operating and capital needs through fiscal 1998. However, depending upon future growth of the business, additional financing may be required.


PURCHASE OF AMERICAN WHITE CROSS, INC. AND WEAVER MANUFACTURING CORPORATION

On September 11, 1997, the Company purchased certain assets and assumed certain liabilities related to the first aid business of American White Cross, Inc. and Weaver Manufacturing Corporation ("American White Cross") for $37,170,000 in cash plus transaction related expenses of approximately $700,000. The transaction was accounted for using the purchase method of accounting and the results of operations of the acquired entity for the period September 12, 1997 through September 27, 1997 are included in the consolidated financial statements of the Company (see footnote B to the consolidated financial statements).

In addition to the increased Senior Debt Financing, the Company, pursuant to the Stock Purchase Agreement by and between NutraMax Products, Inc. and Cape Ann Investors, L.L.C., dated August 12, 1997, (the "Stock Purchase Agreement'), sold 846,154 shares of its stock at $13.00 per share yielding $11,000,000 of total proceeds used in conjunction with the additional Senior Debt proceeds to finance the transaction.

RECENT DEVELOPMENTS

The Company has conducted a review of its computer systems to identify those areas that could be affected by Year 2000 failures. The Company believes that its integrated manufacturing, accounting, distribution and order entry system has built-in Year 2000 compliance. The impact of the Year 2000 on the Company's customers and vendors is not yet known.

On October 29, 1997 the Company announced that it would purchase from its stockholders in a Dutch Auction self tender up to 450,000 shares of its common stock ("the Shares") at a purchase price not greater than $12.75 per share nor less than $11.00 per share. The purpose of the offer was to provide added market liquidity for stockholders who wished to sell their shares as a result of the Company's fourth quarter 1997 performance.

The offer expired on November 28, 1997. A total of 250,668 shares were purchased and retired by the Company at a price of $12.75 per share. The offer was financed by sales by the Company of Shares as follows: (i) to Cape Ann Investors, L.L.C. ("Cape Ann"), the Company's largest stockholder, pursuant to an agreement dated as of October 14, 1997, as amended on October 16, 1997 by and between the Company and Cape Ann; (193,104 shares), (ii) to Bernard J. Korman ("Mr. Korman"), the Company's Chairman of the Board, pursuant to an agreement dated as of October 14, 1997 by and between the Company and Mr. Korman; (50,134 shares), (iii) to Donald E. Lepone ("Mr. Lepone"), the Company's Chief Executive Officer, pursuant to an Agreement dated as of October 14, 1997 by and between the Company and Mr. Lepone; (5,013 shares) and (iv) to Donald M. Gleklen ("Mr. Gleklen"), a member of the Board of Directors of the Company, pursuant to an agreement dated as of October 16, 1997 by and between the Company and Mr. Gleklen; (2,507 shares).

In connection with the Dutch Auction Self Tender, the Company received from its Senior and Subordinated Lenders a waiver to allow for the purchase of its common stock.

Effective September 29, 1996, the Company adopted, prospectively, Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets be reviewed for impairment whenever circumstances indicate that the carrying value of an asset may not be recoverable. The adoption of SFAS No. 121 did not have a significant effect on the Company's consolidated financial position or results of operations for the year ended September 27, 1997.

Effective September 29, 1996, the Company adopted SFAS No. 123, "Accounting For Stock-Based Compensation." As permitted by SFAS No. 123, the Company has continued to account for its stock-based transactions to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees. As required under SFAS No. 123, for stock option grants to non-employees, the Company calculates compensation expense using a fair value based method and amortizes compensation expense over the vesting period.

In March 1997, the Financial Accounting Standards Board ("FASB") released SFAS No. 128, "Earnings per Share," which will be effective for the first quarter of fiscal 1998. SFAS No. 128 will require the Company to restate amounts previously reported as earnings per share to comply with the requirements of the new standard; while the Company is in process of evaluating the impact of SFAS No. 128, it does not expect that adoption will have a dilutive effect on previously reported earnings per share.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which will be effective for the Company beginning in fiscal 1999. SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The Company anticipates with the adoption of SFAS No. 131, it will expand its segment disclosures to include separate segments. The Company has not yet completed its analysis of which operating segments it will report on.

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Section 21E of the Exchange Act. Although the Company believes its expectations are based upon reasonable assumptions within the bounds of its knowledge of its business operations, there can be no assurance that actual results will not differ materially from those set fourth in the forward-looking statements. Certain factors that might cause such a difference include the following: the timing of new products introduced by the Company, the timing of orders received from customers, the gain or loss of significant customers, changes in the products sold, competition from other private label manufacturers, seasonal changes in the demand for the Company's products, increases in the cost of raw materials and changes in the retail market for health and beauty aids in general. For additional information concerning these and other important factors which may cause the Company's actual results to differ materially from expectations and underlying assumptions, please refer to the reports filed by the Company with the Securities and Exchange Commission.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA


Independent Auditors' Report                                                                       12

Consolidated Statements of Operations - Three Fiscal Years Ended September 27, 1997                13

Consolidated Balance Sheets - September 27, 1997 and September 28, 1996                            14

Consolidated Statements of Stockholders' Equity - Three Fiscal Years Ended September 27, 1997      15

Consolidated Statements of Cash Flows - Three Fiscal Years Ended September 27, 1997                16

Notes to Consolidated Financial Statements                                                      17-26

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     Not applicable

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The response to this item is incorporated herein by reference from the discussion responsive thereto under the caption "Election of Directors" in the Company's Proxy Statement relating to the 1997 Annual Meeting of Shareholders.

ITEM 11.  EXECUTIVE COMPENSATION

          The response to this item is incorporated by reference from the discussion responsive thereto under the following captions in the Company's Proxy Statement relating to the 1997 Annual Meeting of Shareholders:

          "Election of Directors" and "Executive Compensation"

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The response to this items is incorporated by reference from the discussion responsive thereto under the caption "Principal Shareholders" in the Company's Proxy Statement relating to the 1997 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Certain Transactions" in the Company's Proxy Statement relating to the 1997 Annual Meeting of Shareholders.

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
NutraMax Products, Inc.
Gloucester, Massachusetts



We have audited the accompanying consolidated balance sheets of NutraMax Products, Inc. and subsidiaries (the "Company") as of September 27, 1997 and September 28, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three fiscal years in the period ended September 27, 1997. Our audits also included the financial statement schedule listed in Item 14 (a) (2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of NutraMax Products, Inc. and subsidiaries as of September 27, 1997 and September 28, 1996, and the results of their operations and their cash flows for each of the three fiscal years in the period ended September 27, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note P, the Company repurchased 250,668 shares of its common stock in a Dutch Auction self tender on November 28, 1997.



DELOITTE & TOUCHE LLP

Boston, Massachusetts
November 21, 1997 (November 28, 1997 as to Note P)

NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES . CONSOLIDATED STATEMENTS OF OPERATIONS

                                               Fiscal Year Ended
                                   -----------------------------------------
                                    Sept. 27,      Sept. 28,      Sept. 30,
                                      1997           1996           1995
                                   -----------    -----------    -----------
                                     (in thousands, except per share data)
Net Sales                              $94,331     $   80,479     $   63,111

Cost of Sales                           71,728         57,686         45,916
                                   -----------    -----------    -----------
Gross Profit                            22,603         22,793         17,195

Selling, General and
  Administrative Expenses               13,947         11,662          8,694
                                   -----------    -----------    -----------
Operating Income                         8,656         11,131          8,501

Other Income (expense):

     Interest expense                   (5,042)        (1,479)        (1,427)
     Interest income                       282             95             13
     Other                                 (98)          (384)           303
                                   -----------    -----------    -----------
Income Before Income Tax
  Expense                                3,798          9,363          7,390

Income Tax Expense                       1,536          3,680          2,916
                                   -----------    -----------    -----------
Net Income                             $ 2,262     $    5,683      $   4,474
                                   ===========    ===========    ===========
Earnings Per Share:

      Primary                            $.38           $.67          $.53
      Fully Diluted                       .37            .66           .52
                                   ===========    ===========    ===========
Weighted Average Shares
   Outstanding:

      Primary                            5,955         8,531           8,520
      Fully Diluted                      6,131         8,563           8,620
                                    ===========    ===========    ===========

                See notes to consolidated financial statements.

NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES . CONSOLIDATED BALANCE SHEETS

                                                           September 27,       September 28,
                                                               1997                1996
                                                           -------------       -------------
                                                           (in thousands, except share data)
ASSETS
Current Assets:
    Cash                                                    $    243            $    294
    Accounts receivable, less allowance for doubtful
         accounts of $605 in 1997 and $709 in 1996            19,618              12,848
    Inventories                                               36,135              18,321
    Deferred income taxes                                        823                 801
    Escrow receivable (see Note B)                             2,876                 --
    Prepaid expenses and other                                   655                 618
                                                            --------             -------

    Total Current Assets                                      60,350              32,882

Property, Plant and Equipment, net                            44,456              29,207

Restricted Cash                                                  316               4,742

Goodwill, net of accumulated amortization of $3,672
    in 1997 and $3,172 in 1996                                22,934              13,415

Other Assets                                                   4,703               2,632
                                                           ---------            --------

                                                            $132,759            $ 82,878
                                                           =========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                                        $ 13,427               7,265
    Accrued payroll and related taxes                            936                 666
    Accrued interest expense                                   1,325                 227
    Accrued expenses - other                                   1,709                 735
    Current maturities of long-term debt                       4,351              14,498
                                                            --------            --------

    Total Current Liabilities                                 21,748              23,391

Long-Term Debt, less current maturities                       85,542              11,780

Other Long-Term Liabilities                                      106                 286

Deferred Income Taxes                                          1,884               1,604

Stockholders' Equity:
    Common stock - $.001 par value:
         Authorized - 20,000,000 shares
         Issued:  6,277,000 in 1997
              and 8,658,000 shares 1996                             6                  9
    Additional paid-in capital                                  5,069             23,468
    Retained earnings                                          24,602             22,340
                                                            ---------           --------

    Total                                                      29,677             45,817
                                                            ---------           --------
    Less:  Treasury stock, at cost, 657,000 shares at
           September 27, 1997                                  (6,198)               __
                                                            ---------           --------
    Total Stockholders' Equity                                 23,479             45,817
                                                            ---------           --------

                                                             $132,759           $ 82,878
                                                            =========           ========

                See notes to consolidated financial statements.

NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES . CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (In thousands)

                                     Common Stock
                                    ---------------                                  Treasury Stock
                                    Shares               Additional     Retained     ---------------
                                 Outstanding Amount   Paid-In Capital   Earnings   Shares     Amount      Total
                                 ----------- -------  ----------------  -------- ---------  ----------  ----------

BALANCE AT OCTOBER 1, 1994           8,520      $ 9        $22,565      $12,183      ----    $  ----     $ 34,757

Exercise of stock options (1)         ----     ----              2         ----      ----       ----            2

Net income                            ----     ----           ----        4,474      ----       ----        4,474
                                    ------   ------        -------     --------  --------    -------     --------

BALANCE AT SEPTEMBER 30, 1995        8,520        9         22,567       16,657      ----       ----       39,233

Exercise of stock options              150     ----            790         ----      ----       ----          790

Tax benefit of options exercised      ----     ----            220         ----      ----       ----          220

Stock redeemed                         (12)    ----           (109)        ----      ----       ----         (109)

Net income                            ----     ----           ----        5,683      ----       ----        5,683
                                    ------   ------        -------     --------  --------    -------     --------

BALANCE AT SEPTEMBER 28, 1996        8,658        9         23,468       22,340      ----       ----       45,817

Exercise of stock options              153     ----          1,090         ----      ----       ----        1,090

Tax benefit of options exercised      ----     ----            304         ----      ----       ----          304

Issuance of warrants (2)              ----     ----          1,094         ----      ----       ----        1,094

Issuance of Stock -
     Acquisition  (3)                  846        1         10,999         ----      ----       ----       11,000

Repurchase of stock -
     MEDIQ repurchase (4)           (4,037)      (4)       (31,886)        ----      (657)    (6,198)     (38,088)

Net income                            ----     ----           ----        2,262      ----       ----        2,262
                                    ------   ------        -------     --------  --------    -------     --------

BALANCE AT SEPTEMBER 27, 1997        5,620      $ 6        $ 5,069      $24,602      (657)   $(6,198)    $ 23,479
                                    ======   ======        =======     ========  ========    =======     ========

(1)  180 stock options were exercised in 1995
(2)  See Note F to the consolidated financial statements
(3)  See Note B to the consolidated financial statements
(4)  See Note M to the consolidated financial statements


                See notes to consolidated financial statements.

NUTRAMAX PRODUCTS, INC., AND SUBSIDIARIES . CONSOLIDATED STATEMENTS OF CASH
FLOWS

                                                                             Year Ended
                                                                 -----------------------------------
                                                                  Sept. 27,   Sept. 28,   Sept. 30,
                                                                    1997         1996        1995
                                                                 -----------  ----------  ----------
                                                                           (in thousands)
Cash Flows from Operating Activities:
  Net income                                                       $  2,262    $  5,683     $ 4,474
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                                    5,063       4,437       3,857
     Deferred taxes                                                     258         228         732
     Other                                                                9        (132)       (227)
  Increase (decrease), net of effect of acquisitions:
     Accounts receivable                                               (319)     (2,016)       (838)
     Inventories                                                     (6,529)     (4,480)     (1,259)
     Prepaid expenses and other                                         (37)        (88)        379
     Accounts payable                                                 3,032         872       1,326
     Accrued payroll and related taxes                                  271         169        (242)
     Accrued expenses - other                                         1,275          35        (386)
     Income taxes                                                      (803)         16        (211)
                                                                   --------    --------     -------
Net cash provided by operating activities                             4,482       4,724       7,605
Cash Flows from Investing Activities:
  Acquisition of American White Cross, Inc. and
     Weaver Manufacturing, Inc. net of cash acquired                (37,403)       ----        ----
  Acquisition of Oral Care, net of cash acquired                       ----      (2,230)       ----
  Acquisition of feminine hygiene assets                               ----      (2,367)       ----
  Purchases of property, plant and equipment                         (9,109)     (6,130)     (3,937)
  Restricted cash                                                     4,426      (4,742)       ----
  Deferred packaging costs                                             ----        (860)       (527)
  Other                                                                 212          20         158
                                                                   --------    --------     -------
Net cash used in investing activities                               (41,874)    (16,309)     (4,306)
Cash Flows from Financing Activities:
  Borrowings                                                         74,615      13,733        ----
  Sale of common stock                                               11,000        ----        ----
  Proceeds from exercise of stock options                             1,090         257           2
  Debt repayments                                                   (26,428)     (1,908)     (3,174)
  Stock repurchase                                                  (21,716)       ----        ----
  Deferred financing costs                                             (958)       (679)       ----
  Other                                                                (262)        (27)       ----
                                                                   --------    --------     -------
Net cash provided by (used in) financing activities                  37,341      11,376      (3,172)
                                                                   --------    --------     -------
Net Increase (Decrease) in Cash                                         (51)       (209)        127
Cash:
  Beginning of year                                                     294         503         376
                                                                   --------    --------     -------
  End of year                                                      $    243    $    294     $   503
                                                                   ========    ========     =======
Supplemental Disclosure of Cash Flow Information:
  Income taxes paid                                                $  1,845    $  3,487     $ 2,384
                                                                   --------    --------     -------
  Interest paid                                                    $  3,807    $  1,310     $ 1,297
                                                                   --------    --------     -------
Supplemental Disclosure of Non-Cash Financing and
 Investing Activities:
  Issuance of note for stock repurchase                            $ 16,372   $   ----     $  ----
                                                                   --------    --------     -------
  Issuance of warrants                                             $    944   $   ----     $  ----
                                                                   --------    --------     -------
  Exercise of stock options paid for in October 1996               $   ----    $    644     $  ----
                                                                   --------    --------     -------
  Redemptions in connection with exercise of stock options         $   ----    $    109     $  ----
                                                                   --------    --------     -------
  Equipment financed with
     capital lease obligations                                     $   ----    $   ----     $  ----
                                                                   --------    --------     -------

                See notes to consolidated financial statements.

NUTRAMAX PRODUCTS, INC., AND SUBSIDIARIES . NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NEW ACCOUNTING PRONOUNCEMENTS - Effective September 29, 1996, the Company adopted, prospectively, Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that long-lived assets be reviewed for impairment whenever circumstances indicate that the carrying value of an asset may not be recoverable. The adoption of SFAS No. 121 did not have a significant effect on the Company's consolidated financial position or results of operations for the year ended September 27, 1997.

Effective September 29, 1996, the Company adopted SFAS No. 123, "Accounting For Stock-Based Compensation." As permitted by SFAS No. 123, the Company has continued to account for its stock-based transactions to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". As required under SFAS No. 123, for stock option grants to non-employees, the Company calculates compensation expense using a fair value based method and amortizes compensation expense over the vesting period.

In February 1997, the Financial Accounting Standards Board ("FASB") released SFAS No. 128, "Earnings per share," which will be effective for the first quarter of fiscal 1998. SFAS No. 128 will require the Company to restate amounts previously reported as earnings per share to comply with the requirements of the new standard; while the Company is in the process of evaluating the impact of SFAS No. 128, it does not expect that adoption will have a dilutive effect on previously reported earnings per share.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which will be effective for the Company beginning fiscal 1999. SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The Company anticipates with the adoption of SFAS No. 131, it will expand its segment disclosures to include separate segments. The Company has not yet completed its analysis of which operating segments it will report on.

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

         Liquid packaging machines       32,000 to 48,000 machine hours which
                                         approximate a five to eight and
                                         one-half year life

         Machinery, equipment, molds     5 to 10 years on a straight-line basis
         and furniture and fixtures

         Leasehold improvements          The terms of the related lease
                                         on a straight-line basis

         Vehicles                        3 to 5 years on a straight-line basis

GOODWILL - The purchase price in excess of net assets acquired is amortized on a straight-line basis over periods from twenty-five to forty years. The Company evaluates the carrying value of goodwill based upon current and anticipated net income and undiscounted cash flows, and recognizes any impairment when it is probable that such estimated future net income and/or cash flows will be less than the carrying value of goodwill. Measurement of the amount of impairment, if any, is based upon the difference between carrying value and fair value.

OTHER ASSETS - Other assets include intangible and deferred financing assets which are amortized on a straight-line basis over the estimated periods of related benefit, ranging from three to twenty years. Accumulated amortization was $340,000 and $398,000 as of September 27, 1997 and September 28, 1996, respectively. Other assets also include external costs deferred in connection with tools, dies and the design of packaging materials for the Company's products which are amortized on a straight-line basis over four years.

INCOME TAXES - The Company and its subsidiaries file a consolidated federal income tax return. Deferred taxes are provided for certain income and expense items which are accounted for differently for financial reporting and income tax purposes.

EARNINGS PER SHARE - Primary earnings per share computations are based upon the weighted average number of common and common equivalent shares outstanding during the year. Fully diluted earnings per share assumes that all contingent issuances of common stock that would individually have reduced earnings per share had taken place at the beginning the year (or time of issuance of the convertible security if later.).

USE OF ESTIMATES - In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

FINANCIAL INSTRUMENTS - The current values of cash, accounts receivable, accounts payable, long-term debt and borrowings under revolving credit facilities approximate fair value.

RECLASSIFICATION OF ACCOUNTS - Certain reclassifications have been made to conform prior years' balances to the current year presentation.

NOTE B - ACQUISITIONS

On September 11, 1997 the Company acquired certain assets and assumed certain liabilities related to the first aid business of American White Cross, Inc. and Weaver Manufacturing Corporation ("American White Cross"). The business is engaged in the manufacture and distribution of adhesive bandages and related products. The acquisition was accounted for using the purchase method of accounting. A preliminary allocation of purchase price has been made to the assets acquired, principally inventory, accounts receivable and fixed assets, and the liabilities assumed based on their estimated fair values at the date of acquisition. Approximately $10,000,000 representing a preliminary allocation of purchase price over the estimated fair value of net assets acquired has been recorded as goodwill and will be amortized over a 25 year period. The Company is in the process of obtaining appraisals on certain of the assets acquired.
The excess of purchase price over estimated fair value may be adjusted based on the results of such appraisals.

The Company paid in cash at closing $37,170,000 plus $233,000 of an estimated $700,000 of transaction related costs for the acquisition. Of this amount $4,625,000 was placed into escrow pending the finalization of the purchase price adjustment, the collection of a $1,125,000 escrow receivable from Megas Beauty Care Inc. and the settlement of environmental and other matters. Subsequent to the close the purchase price was adjusted by $1,751,000 and that amount was released from escrow and refunded to the Company. The $1,125,000 and $1,751,000 have been recorded as escrow receivables on the consolidated balance sheet as of September 27, 1997. The purchase was financed by additional term loan and revolving credit facility borrowings totaling $24,419,000 as well as a private placement sale of 846,154 shares of the Company's common stock at $13.00 per share. At September 27, 1997, the Company had approximately $2,876,000 in escrow receivables relating to the American White Cross Acquisition.

The results of operations of the first aid business from September 11, 1997 through September 27, 1997 are included in the 1997 consolidated financial statements. Net sales for this period totaled $1,443,000 representing approximately 2% of fiscal 1997 sales. The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition had occurred at the beginning of the periods presented after giving effect to certain adjustments, including amortization of goodwill and interest expense on the acquisition debt. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made as of October 1, 1995 or of results which may occur in the future.

                                                     Year Ended
                                               ------------------------
                                                Sept. 27,    Sept. 28,
                                                  1997         1996
In thousands, except per share data:           (unaudited)  (unaudited)
                                               -----------  -----------
Net sales                                      $  136,000   $  129,000
                                               ==========   ==========

Net income                                     $    3,549   $    7,899
                                               ==========   ==========

Earnings Per Share:
      Primary                                  $      .60   $      .93
                                               ==========   ==========
      Fully diluted                            $      .58   $      .92
                                               ==========   ==========

Weighted average shares outstanding:
       Primary                                      5,955        8,531
                                               ==========   ==========
       Fully diluted                                6,131        8,563
                                               ==========   ==========

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

NOTE C - RESTRICTED CASH

In connection with the proceeds received from two Massachusetts Industrial Finance Agency Variable Rate Industrial Development Bonds (collectively, the "IDB") (see Note F), no unused proceeds remained as of September 27, 1997 and a total of $4,742,000 of unused proceeds remained as invested cash as of September 28, 1996. Of this total, $1,448,000 was restricted for capital expenditures at the Oral Care Facility in Florence, Massachusetts and $3,302,000 was restricted for capital expenditures at the Powers Pharmaceutical facility in Brockton, Massachusetts. The IDB's restrict the investment vehicles available for the excess cash. As of September 28, 1996 the $4,742,000 was invested in a Treasury Money Market at a yield of 4.8%. As of September 27, 1997 a total of $316,000 has been paid to the trustee related to monthly payments held for the annual principal payment to bond holders. These funds are invested in the Treasury Money Market at a current yield of 5.2%. These funds are also included in the restricted cash balance.

NOTE D - INVENTORIES                              Sept. 27,      Sept. 28,
                                                    1997           1996
                                                -------------  -------------
          Raw Materials                         $ 15,921,000   $  8,811,000
          Finished Goods                          16,223,000      8,186,000
          Work in process                          1,953,000        292,000
          Machinery parts, factory supplies        2,038,000      1,032,000
                                                ------------   ------------

               Total                            $ 36,135,000   $ 18,321,000
                                                ============   ============

NOTE E - PROPERTY, PLANT AND EQUIPMENT
                                                  Sept. 27,      Sept. 28,
                                                    1997           1996
                                                ------------   ------------
          Machinery and equipment               $ 43,322,000   $ 28,595,000
          Land, buildings and improvements        11,897,000      9,258,000
          Molds                                    3,537,000      2,807,000
          Furniture and fixtures                   2,751,000      2,006,000
          Vehicles                                   182,000         60,000
                                                ------------   ------------
                                                $ 61,689,000   $ 42,726,000

          Less: Accumulated depreciation and
               amortization                      (17,233,000)   (13,519,000)
                                                ------------   ------------

                                                $ 44,456,000   $ 29,207,000
                                                ============   ============

Depreciation and amortization expense for property, plant and equipment for 1997, 1996 and 1995 was $3,714,000, $3,180,000 and, $2,725,000 respectively.

NOTE F - LONG TERM DEBT

                                               Sept. 27,      Sept. 28,
                                                 1997           1996
                                              -----------   ------------
             Revolving credit facility        $17,033,000   $  8,784,000
             Industrial Development Bonds       6,900,000      7,700,000
             Term loans                        50,335,000      8,218,000
             Subordinated debt                  9,056,000           ----
             MEDIQ note (see Note M)            5,915,000           ----
             Mortgages                            641,000      1,554,000
             Capital lease obligation              13,000         22,000
                                              -----------   ------------
                                              $89,893,000   $ 26,278,000

              Less:  Current maturities of
                        long-term debt          4,351,000     14,498,000
                                              -----------    -----------

                                              $85,542,000    $11,780,000
                                              ===========    ===========

              Maturities of long-term debt are as follows:

              Fiscal Year

                      1998          $ 4,351,000
                      1999            6,703,000
                      2000            7,950,000
                      2001            8,700,000
                      2002           23,233,000
                      Thereafter     38,956,000
                                    -----------
                                    $89,893,000
                                    ===========

The Company's former revolving credit facility expired on December 31, 1996 and was refinanced in connection with the MEDIQ Stock Repurchase (see Note M). In addition, the Company had term loans with the same commercial lender which were also refinanced.

In connection with the MEDIQ Stock Repurchase, the Company obtained senior financing in the aggregate principal amount of $60,000,000 (the "Senior Debt Financing") and senior subordinated financing in the aggregate principal amount of $10,000,000 (the "Subordinated Debt Financing").

Pursuant to the Senior Debt Financing, the Company had senior secured credit facilities in the aggregate principal amount of $60,000,000 (the "Senior Debt"), consisting of (i) a $20,000,000 term loan (the "Term Loan A"), (ii) a $15,000,000 term loan (the "Term Loan B" and, together with the Term Loan A, the "Term Loans"), (iii) a $20,000,000 letter of credit to support the MEDIQ Note relating to the MEDIQ Stock Repurchase (the "Stock Repurchase Letter of Credit"), (iv) a $17,300,000 revolving credit facility (the "Revolving Credit Facility"), and (v) a $8,100,000 letter of credit to support the Company's Industrial Development Bonds (the "IDB Letter of Credit" and, together with the Stock Repurchase Letter of Credit, the "Letters of Credit"). The purpose of obtaining the Senior Debt Financing was to permit the Company to finance the MEDIQ Stock Repurchase, to refinance the Company's existing indebtedness and to satisfy the Company's working capital requirements. At the closing of the Senior Debt Financing on December 31, 1996 (the "Senior Debt Closing"), $18,628,000 of the Term Loan A was drawn by the Company and the Stock Repurchase Letter of Credit was issued by the senior lender. As of September 27, 1997, $19,250,000 was outstanding under Term Loan A, $9,085,000 was outstanding under Term Loan B and $12,790,000 was outstanding under the Revolving Credit Facility, with interest rates of 8.27%, 9.5% and 9.5% ,respectively.

In connection with the acquisition of certain of the assets of the first aid business of American White Cross, the Company amended its Senior Debt agreement to provide for an increase in the Senior Secured Credit Facility consisting of
(i) a $30,000,000 term loan (the "Additional Term Loan A"), (ii) a $27,000,000 term loan (the "Additional Term Loan B" and, together with Term Loan A, the "Additional Term Loans") and (iii) a $25,000,000 revolving credit facility (the "Additional Revolving Credit Facility").

As of September 27, 1997, $10,000,000 was outstanding under the Additional Term Loan A, $12,000,000 under the Additional Term Loan B and $4,243,000 under the Additional Revolving Credit Facility with interest rates of 8.75%, 10% and 9.5%, respectively.

Pursuant to the Subordinated Debt Financing, the Company's subordinated lender has provided the Company with an aggregate principal amount of $10,000,000 (the "Subordinated Debt") in the form of senior subordinated notes (the "Senior Subordinated Notes") issued to the subordinated lender. The Senior Subordinated Notes mature on December 31, 2003 and bear interest at 11.5%. Interest on the Senior Subordinated Notes is payable quarterly in arrears, commencing on the first calendar quarter of calendar 1997. In connection with the

Subordinated Debt Financing, the Company issued to the Subordinated lender warrants to purchase 273,419 shares of common stock of the Company (representing approximately 4.5% (on a fully diluted basis) of the total outstanding common stock as of December 31, 1996) at $9.00 per share, subject to certain adjustments to prevent dilution exercisable at date of issue for a period of ten years.

The Company is required to pay an agent's fee of $10,000 per annum and a commitment fee payable quarterly at a rate of .375% per annum on the average daily unused portion of the Revolving Credit Facility and Term Loan B during the period for which the ratio (the "Funded Debt Ratio") of the Company's total funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") is less than 3.5, and at a rate of .50% per annum if the Funded Debt Ratio is greater than or equal to 3.5.

In addition, the Company pays fees on the Letter of Credit quarterly in arrears at a per annum rate equal to 1.75% to 2.50% (depending on the Funded Debt Ratio) times the maximum amount to be drawn under the applicable Letter of Credit.

The agreements evidencing the Senior Debt and the Senior Subordinated Debt contain certain restrictive covenants including, without limitation, covenants with respect to the ratio of total debt to EBITDA, operating cash flow, interest coverage, capital expenditures and prevent the payment of dividends.

On May 3, 1996, the Company completed a $4,300,000 IDB financing. Proceeds from the financing were used to reduce the outstanding balance under the Company's revolving credit facility which was used to fund the Oral Care acquisition and for the capital expenditures made and scheduled to be made over the next twelve months for the Oral Care operation. As of September 28, 1996 $2,728,000 of the proceeds of the IDB financing had been used to repay a portion of the Company's outstanding balance under it's existing revolving credit facility and to pay for equipment purchases. In 1997 $1,735,000 of the proceeds plus interest of the IDB financing were used for equipment purchases. The variable interest rate on the bond as of September 27, 1997 and September 28, 1996 was 3.65% and 3.85% , respectively and interest is payable monthly. Principal payments are funded monthly and are payable annually at $400,000 per year through May 1, 2003, $200,000 due May 1, 2004 and $100,000 per year thereafter through May 1, 2016. The IDB is supported by a letter of credit with BankBoston that contains certain financial covenants with respect to minimum quarterly net earnings, tangible net worth, indebtedness to net worth ratios and cash flows. The IDB contains certain restrictions including limiting capital expenditures made for the Oral Care operation to $10,000,000 over a period of three years.

On June 7, 1996, the Company completed a second IDB financing for $3,500,000 for the purpose of funding the expansion of the Powers Pharmaceutical manufacturing facility and the purchase of additional manufacturing equipment at the facility. As of September 28, 1996 $447,000 of the proceeds of the bond had been used to pay for equipment purchases. In 1997, $3,095,000 of the proceeds plus interest was used for equipment purposes and building expansion. The variable interest rate on the bond as of September 27, 1997 and September 28, 1996 was 3.65% and 3.85% ,and interest is payable monthly. Principal payments are funded monthly and are payable annually beginning at $400,000 per year, through May 1, 2001 and $100,000 per year thereafter through May 1, 2016. The IDB is supported by a letter of credit with State Street Bank and Trust Company that contains certain financial covenants with respect to minimum quarterly net earnings, tangible net worth, indebtedness to net worth ratios and cash flows. The IDB contains certain restrictions including limiting capital expenditures made for the Powers Pharmaceutical operations to $10,000,000 over a three year period.

The Company has an additional mortgage which bears interest at 8.5% and is payable in monthly installments of $7,000 including interest, with a final payment of approximately $641,000 due December 31, 1997.

NOTE G - COMMITMENTS

Leases - The Company leases certain of its administrative, manufacturing, distribution and warehouse facilities under operating leases. The Company also leases certain equipment under operating and capital leases. Future minimum payments under noncancelable operating and capital leases are as follows:

                                           Operating    Capital
          Fiscal Year                       Leases      Leases
                                           ---------   ---------
             1998                         $ 1,077,000    $10,000
             1999                           1,119,000      3,000
             2000                           1,162,000
             2001                           1,208,000       ----
             2002                           1,257,000
             Thereafter                    14,986,000
                                           ----------    -------

          Total minimum lease payments    $20,809,000    $13,000
                                           ==========
          Amount representing interest                     1,000
                                                        --------
          Present value of minimum lease
            payments                                     $12,000
                                                         -------

Rental expense for operating leases was $698,000, $462,000 and $387,000 for 1997, 1996 and 1995 respectively.


NOTE H - INCOME TAXES

Income tax expense consisted of the following:

                                      Year Ended
                          ----------------------------------
                           Sept. 27,   Sept. 28,   Sept. 30,
                             1997        1996        1995
                          ----------  ----------  ----------
Current:
  Federal                 $  629,000  $2,621,000  $1,769,000

  State                      324,000     507,000     415,000
                          ----------  ----------  ----------
                             953,000   3,128,000   2,184,000

Deferred:
  Federal                    391,000     537,000     696,000

  State                        8,000      15,000      36,000
                          ----------  ----------  ----------
                             399,000     552,000     732,000
Tax benefit from
exercise of options:
  Federal                    143,000         ---         ---
  State                       41,000         ---         ---
                          ----------  ----------  ----------
                             184,000         ---         ---
                          ----------  ----------  ----------
                          $1,536,000  $3,680,000  $2,916,000
                          ==========  ==========  ==========

The difference between the Company's income tax and the statutory federal tax is reconciled below:

                                                    Year Ended
                                       -------------------------------------
                                        Sept. 27,    Sept. 28,    Sept. 30,
                                          1997         1996         1995
                                       -----------  -----------  -----------
Statutory federal tax                  $1,291,000   $3,183,000   $2,513,000
Nondeductible goodwill amortization        69,000      189,000      189,000
State tax, net of federal benefit         219,000      345,000      298,000
Other                                     (43,000)     (37,000)     (84,000)
                                       ----------   ----------   ----------
Income tax expense                     $1,536,000   $3,680,000   $2,916,000
                                       ==========   ==========   ==========

As of September 27, 1997, the Company had Federal net operating loss carryforwards of $1,052,000 which are available to offset future taxable income. The Company also has Federal and State tax credit carryforwards of $354,000. Utilization of the operating loss carryforwards, which expire in fiscal years 1998 to 2007, is limited to $1,049,000 annually.

Significant components of the Company's deferred tax assets and liabilities are as follows:



                                        Sept. 27,   Sept. 28,
                                           1997        1996
                                        ----------  ----------

Assets:
  Net operating loss carryforwards      $  480,000  $  590,000
  Allowance for bad debts                  243,000     259,000
  Inventory                                226,000     361,000
  Investment tax credit                    354,000     318,000
  Benefit of stock options exercised       304,000     220,000
  Other                                    237,000     311,000
                                        ----------  ----------
                                         1,844,000   2,059,000
Valuation allowance                           ----        ----
                                        ----------  ----------
Deferred tax assets                     $1,844,000  $2,059,000

Liabilities:
  Depreciation and amortization          2,767,000   2,797,000
  Other                                    138,000      65,000
                                        ----------  ----------
Deferred tax liabilities                 2,905,000   2,862,000
                                        ----------  ----------
Net deferred tax liability              $1,061,000  $  803,000
                                        ==========  ==========


NOTE I - EMPLOYEE BENEFIT PLANS

The Company has a 401(k) savings plan, covering substantially all employees. The plan is subject to certain minimum age and length of employment requirements. Under the plan, the Company matches 50% of each participant's eligible contributions for the plan year, subject to certain limitations. In addition, the Company has a profit sharing plan; the Company's contributions to the plan are discretionary. Contributions of $252,000, $171,000 and $145,000 were made to the plans in 1997, 1996 and 1995, respectively.

NOTE J - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data for fiscal years 1997 and 1996 is as follows:

1997
----

                                          First       Second        Third        Fourth
                                         Quarter      Quarter      Quarter      Quarter
                                       -----------  -----------  -----------  ------------

Net sales                              $22,035,000  $25,178,000  $23,006,000  $24,112,000
Gross Profit                             6,051,000    6,537,000    6,022,000    3,993,000
Net income (loss)                        1,540,000    1,003,000      763,000   (1,044,000)
Earnings (loss) per share              $       .18  $       .21  $       .16  $      (.21)

Weighted average shares outstanding      8,714,000    4,845,000    4,908,000    4,914,000



1996
----

                                       First        Second       Third        Fourth
                                       Quarter      Quarter      Quarter      Quarter
                                       -----------  -----------  -----------  -----------

Net sales                              $18,148,000  $19,824,000  $20,071,000  $22,436,000
Gross profit                             5,577,000    5,545,000    5,598,000    6,073,000
Net income                               1,330,000    1,362,000    1,279,000    1,712,000
Earnings per share                     $       .16  $       .16  $       .15  $       .20

Weighted average shares outstanding      8,520,000    8,521,000    8,523,000    8,560,000

NOTE K - RELATED PARTY TRANSACTIONS

SERVICES AGREEMENT - Through December 31, 1995, the Company obtained certain legal, accounting, tax, insurance and human resource services from MEDIQ Incorporated ("MEDIQ"), the owner at that time (see Note M) of approximately 47% of the outstanding common stock of the Company. Subsequent to December 31, 1995 the Company received only certain tax and insurance services from MEDIQ. Costs for such services were $51,000, $85,000 and $100,000 in fiscal 1997, 1996 and 1995, respectively. The Company believes that MEDIQ's charges for such services are on terms no less favorable to the Company than those that could be obtained from unaffiliated third parties for comparable services. Such services ceased to be effective on September 30, 1997.

INSURANCE - The Company obtained certain insurance coverages through programs administered by MEDIQ. Insurance expense under these programs was $42,000 and $409,000 for fiscal years 1996 and 1995. In 1997, the Company did not obtain insurance coverage through MEDIQ.

NOTE L - STOCKHOLDERS' EQUITY

The Company maintains a Stock Option Plan which includes an Incentive Stock Option Program and a Non-Qualified Stock Option Program. Incentive stock options may be granted to key employees, including the Company's officers, at the discretion of the Stock Option Plan Committee, until termination of the Plan. Non-qualified stock options may be granted to employees, employee directors, advisors and independent consultants at the discretion of the Committee. No options may be granted under the programs for a term in excess of five years from the date of grant.

A summary of stock option activity under the Plan is as follows:

                                                                   Weighted average
                                        Number     Exercise Price   Exercise Price
                                      of Shares      Per Share        Per Share
                                     ------------  --------------  ----------------

Outstanding at October 1, 1994         845,000      $ 6.00-$12.25       $ 9.69
  Granted                               60,000      $  9.38-$9.69       $ 9.45
  Exercised(1)                                      $        6.00       $ 6.00
                                      --------

Outstanding at September 30, 1995      905,000      $ 6.00-$12.25       $ 9.66
  Granted                               10,000      $       9.875       $9.875
  Exercised                           (150,000)     $        6.00       $ 6.00
  Terminated                            (3,000)     $  7.50-$8.00       $ 8.40
                                      --------

Outstanding at September 28, 1996      762,000      $ 6.00-$12.25       $10.39
  Granted                              298,000      $8.125-$9.875       $ 9.58
  Exercised                           (153,000)     $ 6.00-$12.25       $ 7.14
  Terminated                            (3,000)     $       12.25       $12.25
                                      --------      -------------       ------

Outstanding at September 27, 1997      904,000      $ 9.38-$12.25       $10.67
                                      ========      =============       ======

Exercisable at September 27,1997       271,000      $ 9.63-$12.25       $10.88
                                      ========      =============       ======

(1)  180 stock options were exercised in 1995.

The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option and other employee stock based compensation plans. Had compensation cost for the Company's stock option plans been determined based on fair value at the grant dates for awards under those plans which were granted on or after October 1, 1995 consistent with the method of SFAS No. 123, the Company's net income and primary earnings per share for 1997 and 1996 would have been reduced to $2,015,000 and $0.33, respectively, in 1997 and $5,675,000 and $0.66, respectively in 1996. The proforma results are not necessarily indicative of results that would have been reported if all options had been measured under SFAS No.123.

The weighted average remaining contractual life of options outstanding at September 27, 1997 was 3.5 years. The weighted average fair value of options granted during 1996 and 1997 was $4.24 and $4.09 per share, respectively.

The fair value of options granted under the Company's stock option plans during 1996 and 1997 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used: No dividend yield, expected volatility of 38%, risk free interest rate of 6% expected life of 3 years, and a forfeiture rate of 2%.

NOTE M - THE STOCK PURCHASE AGREEMENT

On December 31, 1996 pursuant to the terms of an Amended and Restated Stock Purchase Agreement (the "Stock Purchase Agreement") dated November 20, 1996 among MEDIQ Inc., MEDIQ Investment Services, Inc. and the Company, the Company purchased from MEDIQ all 4,037,258 shares of the Company's common stock owned by MEDIQ (the "MEDIQ Shares"), of which 657,194 were held in escrow (the "MEDIQ Escrowed Shares") as of September 27, 1997 in support of MEDIQ's 7.5% Subordinated Debentures due 2003 (the "MEDIQ Bonds"). The aggregate purchase price of the MEDIQ Shares was $36,335,000 representing a purchase price of $9.00 per share (the "Purchase Price"). The Company paid MEDIQ $19,963,000 of the $36,335,000 purchase price in cash and delivered to MEDIQ a promissory note (the "MEDIQ Note") for the remaining $16,372,000 of the purchase price. The balance of the note as of September 27, 1997 was $5,915,000. The MEDIQ Note is payable in installments as MEDIQ Escrowed Shares are released from escrow, pursuant to the indenture (the "MEDIQ Indenture") and escrow agreement relating to the MEDIQ Bonds, together with interest at the annual rate of 7.5%, reduced, however, to 5%, 4% and 3% if the note remains outstanding longer than 18, 30, and 42 months, respectively.

Pursuant to the Stock Purchase Agreement, to the extent that any holder of a MEDIQ Bond (other than MEDIQ) presents such MEDIQ Bond for exchange for MEDIQ Escrowed Shares in accordance with the terms of the MEDIQ Indenture and MEDIQ delivers MEDIQ Escrowed Shares to such holder, (i) the principal amount of the MEDIQ Note shall be reduced by an amount equal to the product of the number of MEDIQ Escrowed Shares so delivered by MEDIQ to such holder and $9.00, and (ii) the principal amount of the MEDIQ Note shall further be reduced by an amount (the "Excess Cash Amount") equal to the product of the number of Escrowed Shares so delivered by MEDIQ and the number which is equal to the difference between
(x) $1,000 divided by the then exchange rate of the MEDIQ Bonds as provided in the indenture and (y) $9.00; provided, however, that in lieu of such further reduction in the principal amount of the MEDIQ note under the foregoing clause
(ii), the Company may elect to receive an amount in cash from MEDIQ equal to the Excess Cash Amount.

The stock repurchase was financed with $20,000,000 from the proceeds of the Company's Additional Term Loan A, $9,085,000 of the Additional Term Loan B and the balance utilizing the Company's revolving credit facility (see Note F).

NOTE N - MAJOR CUSTOMERS

Substantially all of the Company's customers are retailers. No base of customers in one geographic area constitutes a significant portion of sales. American Home Products, Inc. accounted for 10%, 11% and 14% of net sales in 1997, 1996 and 1995 respectively, and Walmart Stores, Inc. accounted for 11% , 11% and 9% of net sales in 1997, 1996 and 1995 respectively.

NOTE O - LITIGATION AND CONTINGENCIES

The Company has been named as a defendant in several legal proceedings which have arisen in the normal course of business. Although the amount of litigation that could result from any litigation cannot be predicted, in the opinion of management, the Company's potential liability on all know claims would not have a material adverse effect on the consolidated financial position or results of operations of the Company.

The Company has conducted a review of its computer systems to identify those areas that could be affected by Year 2000 failures. The Company believes that its integrated manufacturing, accounting, distribution and order entry system has built-in Year 2000 compliance. The impact of the Year 2000 on the Company's customers and vendors is not yet known.

On July 8, 1997, the Commonwealth of Massachusetts Department of Revenue ("DOR") notified the Company of its intent to assess the Company approximately $374,000, including interest and penalties, relating to tax audits for fiscal years ending 1992 through 1994. Tax years 1995 and 1996 remain open. The amount relates principally to the deductibility of certain expenses related to the Company's wholly owned subsidiary, NutraMax Holdings, Inc., a Delaware company. The Company filed a pre-assessment conference request with the DOR on August 28, 1997. The Company has not received any further notice from the DOR regarding its intent to assess or a conference date. The Company intends to vigorously defend its tax position. Due to the uncertainties surrounding any assessments, no accrual has been recorded in the accompanying consolidated financial statements.

NOTE P - SUBSEQUENT EVENT

On October 29, 1997 the Company announced that it would purchase from its stockholders in a Dutch Auction self tender up to 450,000 shares of its common stock ("the Shares") at a purchase price not greater than $12.75 per share nor less than $11.00 per share. The purpose of the offer was to provide added market liquidity for stockholders who wished to sell their shares as a result of the Company's fourth quarter 1997 performance.

The offer expired on November 28, 1997. A total of 250,668 shares were purchased and retired by the Company at a price of $12.75 per share. The offer was financed by sales by the Company of Shares as follows: (i) to Cape Ann Investors, L.L.C. ("Cape Ann"), the Company's largest stockholder, pursuant to an agreement dated as of October 14, 1997, as amended on October 16, 1997 by and between the Company and Cape Ann; (193,014 shares) (ii) to Bernard J. Korman ("Mr. Korman"), the Company's Chairman of the Board, pursuant to an Agreement dated as of October 14, 1997 by and between the Company and Mr. Korman; (50,134 shares) (iii) to Donald E. Lepone ("Mr. Lepone"), the Company's Chief Executive Officer, pursuant to an Agreement dated as of October 14, 1997 by and between the Company and Mr. Lepone; and (5,013 shares) (iv) to Donald M. Gleklen ("Mr. Gleklen"), a member of the Board of Directors of the Company, pursuant to an Agreement dated as of October 16, 1997 by and between the Company and Mr. Gleklen (2,507 shares).

In connection with the Dutch Auction self tender, the Company received from its Senior and Subordinated lenders, a waiver to allow for the purchase of its common stock.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) The response to this portion of Item 14 is submitted as a separate section of this report commencing on page 10.

(a)   (2) FINANCIAL STATEMENT SCHEDULES

      Schedule II    Valuation and Qualifying Accounts and Reserves

Other schedules are omitted because of the absence of conditions under which they are required.

(a)  (3)  AND (C) EXHIBITS  (numbered in accordance with Item 601 of Regulation
          S-K)


                                 EXHIBIT INDEX

Exhibit Number       Description                                                 Method of Filing
--------------       -----------                                                 -----------------
   2(a)              MEDIQ Stock Purchase Agreement                                   (13)
   3(a)              Restated and Amended Certificate of
                     Incorporation                                                     (1)
   3(b)              Amendment, filed June 12, 1991, to the
                     Company's Certificate of Incorporation                            (1)
   3(c)              Amendment, filed March 5, 1992, to the
                     Company's Certificate of Incorporation                            (2)
   3(d)              By-Laws                                                           (1)
   10(a)             Employment Agreement between the Company
                     and Donald E. Lepone, dated November 28, 1993                     (3)
   10(b)             Employment Agreement between the Company
                     and Richard Zakin, dated January 1, 1994                          (3)
   10(c)             Employment Agreement between the Company
                     and Gary A. LeDuc, dated January 1, 1994                          (4)
   10(d)             Asset Purchase Agreement dated as of July 21, 1997
                     (the "Asset Purchase Agreement") by and among NutraMax
                     Products, Inc., American White Cross, Inc. and Weaver
                     Manufacturing Corp.                                              (11)
   10(e)             Amendment No. 1 to Asset Purchase Agreement dated as
                     of August 15, 1997, by and among NutraMax Products, Inc.
                     American White Cross, Inc. and Weaver Manufacturing Corp.        (11)
   10(f)             Stock Purchase Agreement dated as of August 12, 1997
                     (the "Stock Purchase Agreement") by and between NutraMax
                     Products, Inc. and Cape Ann Investors, L.L.C.                    (11)
   10(g)             Amendment No. 1 to Stock Purchase Agreement dated as
                     of September 9, 1997 by and between NutraMax Products,
                     Inc. and Cape Ann Investors, L.L.C.                              (11)
   10(h)             1988 Stock Option Plan (adopted
                     April 28, 1988)                                                   (5)
   10(i)             Amendment No. 1 to the 1988 Stock Option Plan                     (2)
   10(j)             Amendment No. 2 to the 1988 Stock Option Plan                     (2)
   10(k)             Amendment No. 3 to the 1988 Stock Option Plan                     (2)
   10(l)             Amendment No. 4 to the 1988 Stock Option Plan                     (3)
   10(m)             Tax Allocation/Sharing Agreement between
                     the Company and MEDIQ Incorporated, dated
                     July 25, 1990                                                     (1)
   10(n)             Lease Agreement, dated January 1, 1987,
                     between The Aid-Pack Limited Partnership
                     and Aid-Pack, Inc.                                                (6)

Exhibit Number   Description                                                        Method of Filing
--------------   -----------                                                        ----------------

   10(o)         Lease Extension Agreement, dated May 1, 1991,
                 between The Aid-Pack Limited Partnership
                 and the Company                                                          (6)
   10(p)         Registration Rights Agreement, dated July 1, 1991
                 between MEDIQW Incorporated and the Company                              (7)
   10(q)         Amendment to Registration Rights Agreement, dated July 1, 1991
                 among MEDIQ, MEDIQ Investment Services, Inc. and the Company             (8)
   10(r)         Services Agreement, dated August 22, 1991
                 between MEDIQ Incorporated and the Company                               (7)
   10(s)         Revolving Credit and Security agreement between the Company
                 and State Street Bank and Trust Company                                  (8)
   10(t)         Revolving Credit and Security Agreement between State Street Bank
                 and Trust Company                                                        (8)
   10(u)         Letter to State Street Bank and Trust dated February 29, 1996, re: Amendment No. 2 to Revolving Credit, Term Loan and Security
                 Agreement and Trademark Assignment Agreement                            (10)
   10(v)         Letter to State Street Bank and Trust dated March 4, 1996, re: Amendment No. 3 to Revolving Credit, Term Loan and Security
                 Agreement and Revolving Time Note                                       (10)
   10(w)         Form of Secured Acquisition Promissory Note.                            (10)
   10(x)         Form of Amended and Restated Revolving Time Note                        (14)
   10(y)         Amendment No. 1 dated as of September 11, 1997 to the Revolving
                 Credit and Term Loan Agreement dated as of December 30, 1996 among NutraMax Products, Inc., the banks (a defined therein)
                 and BankBoston, N.A. as agent                                           (11)
   10(z)         Agreement dated as of October 14, 1997 by and between the
                 Company and Cape Ann Investors, L.L.C. ("Cape Ann")                     (12)
   10(aa)        Amendment to Cape Agreement dated as of October 16, 1997
                 by and between the Company and Cape Ann.                                (12)
   10(bb)        Registration Rights Agreement dated as of October 16, 1997
                 by and between the Company and Mr. Korman                               (12)
    11           Statement re computation of per share earnings                           (9)
    21           Subsidiaries of the Company                                              (9)
    27           Financial Data Schedule                                                  (9)

EXHIBIT INDEX

(1) Filed as an Exhibit to the Company's Registration Statement on Form S-1 on July 5, 1991, and incorporated herein by reference.
(2) Filed as an Exhibit to the Company's Annual Report on Form 10-K for fiscal year 1992, and incorporated herein by reference.
(3) Filed as an Exhibit to the Company's Annual Report on Form 10-K for fiscal year 1994, and incorporated herein by reference.
(4) Filed as an Exhibit to the Company's Annual Meeting on Form 10-K for Fiscal Year 1995 and incorporated herein by reference.
(5) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1990, and incorporated herein by reference.
(6) Filed as an Exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-1 on August 15, 1991, and incorporated herein by reference.
(7) Filed as an Exhibit to the Company's Annual Report on Form 10-K for fiscal year 1991, and incorporated herein by reference.
(8) Filed as an Exhibit to the Company's Annual Report on Form 10-K for fiscal 1993, and incorporated herein by reference.
(9)   Filed herewith.
(10) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 29, 1996.
(11) Filed as an exhibit to the Company's Current Report on Form 8-K dated September 11, 1997 and incorporated herein by reference.
(12)  Filed as an exhibit to the Company's Issued Tender Offer Statement on
      Schedule 13E-4 dated October 29, 1997 and incorporated herein by reference.
(13) Filed as an exhibit to the Company's Annual Report on Form 10-K for fiscal year 1996, and incorporated herein by reference
(14) Filed as an exhibit to the Company's Annual Report on Form 10-K for fiscal year 1996, and incorporated herein by reference

(b)   REPORTS ON FORM 8-K FILED IN THE FOURTH QUARTER OF FISCAL 1997.

      Current Report on Form 8-K dated September 11, 1997

        Item 2. Acquisition or Disposition of Assets. Purchase of American White Cross, Inc. and Weaver Manufacturing Corp.

        Item 7. Financial Statements and Exhibits

                The following financial statements of the business acquired and pro forma financial information are to be filed as an amendment to the NutraMax Products, Inc. Form 8-K, dated September 11, 1997(*)

                (a) Financial statements of business acquired

                     (1) The financial statements required pursuant to Article 3, 210.3-05 (b) for the year ended December 31, 1996, and for the interim period ended June 30, 1997

                     (2) Pursuant to Rule 2-02 of Regulation S-X[17 CFR 210.2-02] a manually signed accountants report for the audit of the year ended December 31, 1996 financial statements.

                (b) Pro forma financial information

                     (1) The pro forma unaudited condensed consolidated financial information required pursuant to Article 11, 210.11-02(b) for the year ended December 31, 1996 and the period ended June 30, 1997

                (c) The following exhibits have been filed as part of the
                    NutraMax Products, Inc. Form 8-K dated September 11, 1997:

                    Exhibit         Name
                    -------         ----
                    2.1             Asset Purchase Agreement dated as of July
                                    21, 1997 (the "Asset Purchase Agreement") by and among NutraMax Products, Inc., American
                                    White Cross, Inc. and Weaver Manufacturing
                                    Corporation (**)

                    2.2 Amendment No. 1 to Asset Purchase Agreement dated as of August 15, 1997 by and among NutraMax Products, Inc., American White Cross, Inc., and Weaver Manufacturing Corporation.

                    2.3 Stock Purchase Agreement dated as of August 12, 1997 (the "Stock Purchase Agreement") by and between NutraMax Products, Inc. And Cape Ann Investors, L.L.C. (**)

                    2.4 Amendment No. 1 to Stock Purchase Agreement dated as of September 9, 1997 by and among NutraMax Products, Inc. And Cape Ann Investors, L.L.C.

                    2.5 Amendment No. 1 dated as of September 11, 1997 to the Revolving Credit and Term Loan Agreement dated as of December 30, 1996 among NutraMax Products, Inc., the Banks (as defined therein) and BankBoston, N.A., as agent (**)

        (*) The Registrant has not yet filed the required Form 8-KA amendment to the Form 8-K filed on September 11, 1997. The Form 8-KA amendment has not yet been filed due to the acquisition occurring late in the Registrant's fourth quarter, and the Registrant requires additional time to complete the required audited historical financial statements and pro forma information. The Registrant expects to file the Form 8-KA as soon as all of the necessary information is available.

       (**) Schedules are omitted. The Registrant hereby agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.

                                  SIGNATURES

Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 8, 1998                 NUTRAMAX PRODUCTS, INC.

                                            By: /s/ Donald E. Lepone
                                                ------------------------------
                                                Donald E. Lepone, President
                                                and Chief Executive Officer


                                            By: /s/ Robert F. Burns
                                                ------------------------------
                                                Robert F. Burns, Vice
                                                President, Treasurer and Chief
                                                Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, which include at least a majority of the Board of Directors on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures              Title                         Date
----------              -----                         ----


/s/ Bernard J. Korman   Chairman of the Board         January 8, 1998
---------------------
Bernard J. Korman


/s/ Donald E. Lepone    President, Chief              January 8, 1998
--------------------    Executive Officer and
Donald E. Lepone        Director


/s/ Donald M. Gleklen   Director                      January 8, 1998
----------------------
Donald M. Gleklen


/s/ Dennis M. Newnham   Director                      January 8, 1998
----------------------
Dennis M. Newnham


/s/ David M. Schulte    Director                      January 8, 1998
----------------------
David M. Schulte

                            NUTRAMAX PRODUCTS, INC.
                                  SCHEDULE II

                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                       FISCAL YEARS 1997, 1996 AND 1995

------------------------------------------------------------------------------------------------------
COL. A                               COL. B    COL. C - ADDITIONS                 COL. D      COL. E
                                   ----------  ------------------              ----------  -----------
                                                                     (1)         (2)
Description                        Balance at  Charges to          Charged to               Balance
                                   Beginning   Costs and           Other                    at End
                                   of Period   Expenses            Accounts    Deductions   of Period
                                   ----------  ----------          ----------  ----------   ---------
Year ended September 27, 1997

Allowance for doubtful accounts      $709,000   $300,000            $    --     $(404,000)   $605,000
                                     ========   ========            ========    =========    ========

Year ended September 28, 1996:

Allowance for doubtful accounts      $601,000   $425,000            $296,000    $(613,000)   $709,000
                                     ========   ========            ========    =========    ========

Year ended September 30, 1995:

Allowance for doubtful accounts      $738,000   $149,000            $    --     $(286,000)   $601,000
                                     ========   ========            ========    =========    ========

(1)  Includes allowance from acquisition of Oral Care in 1996.
(2)  Represents accounts directly written-off net of recoveries.