Form 10-K/A
period 1997-09-27
NUTRAMAX PRODUCTS INC /DE/
filed 1998-01-15
CIK 818467

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                  -------------------------------------------

                          AMENDMENT TO FORM 10-K/A #1

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

Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

                             --------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held in 1998 are incorporated by reference into Part III. The Index to Exhibits begins on Page 26.

                             --------------------

                               EXPLANATORY NOTE

This Form 10-K/A restates in its entirety the undersigned registrant's Annual Report on Form 10-K for the period ended September 27, 1997. This Form 10-K/A also amends page 7 of Item 7 and page 18 of Item 8 of Part II and page 27 of
Item 14 of Part IV of the Form 10-K.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 27, 1997, the Company's working capital increased to $38,602,000 from $9,491,000 on September 28, 1996. The increase related primarily to the acquisition of certain assets of the first aid business of American White Cross. Net cash provided by operating activities decreased to $4,482,000 in 1997 from $4,724,000 in 1996 which was primarily attributable to a decrease in net income and increases in inventory offset by increases in accounts payable, accrued expenses and deferred income taxes as a result of increased sales volumes. The net increase in working capital is the result of the acquisition of the assets and the assumption of certain liabilities of American White Cross as well as increases in inventories and the refinancing of the Company's revolving credit facility offset by a reduction in restricted cash.

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

Net cash provided from financing activities totaled $37,341,000 and included borrowings of $74,615,000 related to the MEDIQ Stock Repurchase and debt refinancing, borrowings for the American White Cross acquisition, and working capital borrowings; proceeds of $11,000,000 from the sale of approximately 846,000 shares of the Company's stock in connection with the American White Cross acquisition and proceeds of $1,090,000 from the exercise of stock options; offset by debt repayments of $26,428,000, the MEDIQ Stock Repurchase of $21,716,000 and deferred financing costs.

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

The results of operations of the first aid business from September 11, 1997 through September 27, 1997 are included in the 1997 consolidated financial statements. Net sales for this period totaled $1,443,000 representing approximately 2% of fiscal 1997 sales. The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition had occurred at the beginning of the periods presented after giving effect to certain adjustments, including amortization of goodwill, interest expense on the acquisition debt and additional shares issued. These unaudited pro forma results have been prepared from unaudited information received by the Company. Audited results for the first aid business for historial periods are not yet available. The unaudited pro forma information has been prepared for comparative purposes only and does not purport to be indicative of the audited historical results or what would have occurred had the acquisition been made as of October 1, 1995 or of results which may occur in the future. Certain information in this Note B of this 10-K/A, including pro forma earnings per share and pro forma weighted average shares outstanding, have been updated from information and amounts orginally reported in the Company's 10-K filing.

                                                     Year Ended
                                               ------------------------
                                                Sept. 27,    Sept. 28,
                                                  1997         1996
In thousands, except per share data:           (unaudited)  (unaudited)
                                               -----------  -----------
Net sales                                      $  136,000   $  129,000
                                               ==========   ==========

Net income                                     $    3,549   $    7,899
                                               ==========   ==========

Earnings Per Share:
      Primary                                  $      .52   $      .85
                                               ==========   ==========
      Fully diluted                            $      .51   $      .84
                                               ==========   ==========

Weighted average shares outstanding:
       Primary                                      6,764        9,340
                                               ==========   ==========
       Fully diluted                                6,940        9,372
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

(a)  (3)  AND (C) EXHIBITS  (numbered in accordance with Item 601 of Regulation
          S-K)


                                 EXHIBIT INDEX

Exhibit Number       Description                                                 Method of Filing
--------------       -----------                                                 -----------------
   2(a)              MEDIQ Stock Purchase Agreement                                   (13)
   3(a)              Restated and Amended Certificate of
                     Incorporation                                                     (1)
   3(b)              Amendment, filed June 12, 1991, to the
                     Company's Certificate of Incorporation                            (1)
   3(c)              Amendment, filed March 5, 1992, to the
                     Company's Certificate of Incorporation                            (2)
   3(d)              By-Laws                                                           (1)
   10(a)             Employment Agreement between the Company
                     and Donald E. Lepone, dated November 28, 1993                     (3)
   10(b)             Employment Agreement between the Company
                     and Richard Zakin, dated January 1, 1994                          (3)
   10(c)             Employment Agreement between the Company
                     and Gary A. LeDuc, dated January 1, 1994                          (4)
   10(d)             Asset Purchase Agreement dated as of July 21, 1997
                     (the "Asset Purchase Agreement") by and among NutraMax
                     Products, Inc., American White Cross, Inc. and Weaver
                     Manufacturing Corp.                                              (11)
   10(e)             Amendment No. 1 to Asset Purchase Agreement dated as
                     of August 15, 1997, by and among NutraMax Products, Inc.
                     American White Cross, Inc. and Weaver Manufacturing Corp.        (11)
   10(f)             Stock Purchase Agreement dated as of August 12, 1997
                     (the "Stock Purchase Agreement") by and between NutraMax
                     Products, Inc. and Cape Ann Investors, L.L.C.                    (11)
   10(g)             Amendment No. 1 to Stock Purchase Agreement dated as
                     of September 9, 1997 by and between NutraMax Products,
                     Inc. and Cape Ann Investors, L.L.C.                              (11)
   10(h)             1988 Stock Option Plan (adopted
                     April 28, 1988)                                                   (5)
   10(i)             Amendment No. 1 to the 1988 Stock Option Plan                     (2)
   10(j)             Amendment No. 2 to the 1988 Stock Option Plan                     (2)
   10(k)             Amendment No. 3 to the 1988 Stock Option Plan                     (2)
   10(l)             Amendment No. 4 to the 1988 Stock Option Plan                     (3)
   10(m)             Tax Allocation/Sharing Agreement between
                     the Company and MEDIQ Incorporated, dated
                     July 25, 1990                                                     (1)
   10(n)             Lease Agreement, dated January 1, 1987,
                     between The Aid-Pack Limited Partnership
                     and Aid-Pack, Inc.                                                (6)

Exhibit Number   Description                                                        Method of Filing
--------------   -----------                                                        ----------------

   10(o)         Lease Extension Agreement, dated May 1, 1991,
                 between The Aid-Pack Limited Partnership
                 and the Company                                                          (6)
   10(p)         Registration Rights Agreement, dated July 1, 1991
                 between MEDIQW Incorporated and the Company                              (7)
   10(q)         Amendment to Registration Rights Agreement, dated July 1, 1991
                 among MEDIQ, MEDIQ Investment Services, Inc. and the Company             (8)
   10(r)         Services Agreement, dated August 22, 1991
                 between MEDIQ Incorporated and the Company                               (7)
   10(s)         Revolving Credit and Security agreement between the Company
                 and State Street Bank and Trust Company                                  (8)
   10(t)         Revolving Credit and Security Agreement between State Street Bank
                 and Trust Company                                                        (8)
   10(u)         Letter to State Street Bank and Trust dated February 29, 1996, re: Amendment No. 2 to Revolving Credit, Term Loan and Security
                 Agreement and Trademark Assignment Agreement                            (10)
   10(v)         Letter to State Street Bank and Trust dated March 4, 1996, re: Amendment No. 3 to Revolving Credit, Term Loan and Security
                 Agreement and Revolving Time Note                                       (10)
   10(w)         Form of Secured Acquisition Promissory Note.                            (10)
   10(x)         Form of Amended and Restated Revolving Time Note                        (14)
   10(y)         Amendment No. 1 dated as of September 11, 1997 to the Revolving
                 Credit and Term Loan Agreement dated as of December 30, 1996 among NutraMax Products, Inc., the banks (a defined therein)
                 and BankBoston, N.A. as agent                                           (11)
   10(z)         Agreement dated as of October 14, 1997 by and between the
                 Company and Cape Ann Investors, L.L.C. ("Cape Ann")                     (12)
   10(aa)        Amendment to Cape Agreement dated as of October 16, 1997
                 by and between the Company and Cape Ann.                                (12)
   10(bb)        Registration Rights Agreement dated as of October 16, 1997
                 by and between the Company and Mr. Korman                               (12)
    11           Statement re computation of per share earnings                           (9)
    21           Subsidiaries of the Company                                              (9)
    23           Consent of Deloitte & Touche LLP, Independent Certified
                 Public Accountants                                                       (9)
    27           Financial Data Schedule                                                  (9)

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

                                  SIGNATURES

Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January ___, 1998                 NUTRAMAX PRODUCTS, INC.


                                            By:
                                                ------------------------------
                                                Robert F. Burns, Vice
                                                President, Treasurer and Chief
                                                Financial Officer

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