Form 10-Q
period 1998-01-03
NUTRAMAX PRODUCTS INC /DE/
filed 1998-02-18
CIK 818467

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                       ---------------------------------

                                   FORM 10-Q


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

For the quarterly period ended: January 3, 1998 Commission File Number: 0-18671


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



       Registrant's telephone number, including area code: (978) 283-1800



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes     No X
                                             ---    ---

As of February 11, 1998 there were 6,298,516 shares of Common Stock, par value $.001 per share, outstanding.

                   NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES

                     Fourteen Weeks Ended January 3, 1998





PART I.  FINANCIAL INFORMATION


  Item 1.  Financial Statements

      Condensed Consolidated Statements of Operations -
        Fourteen Weeks ended January 3, 1998 and
         Thirteen Weeks Ended December 28, 1996 (Unaudited)                   4

      Condensed Consolidated Balance Sheets -
        January 3, 1998 (Unaudited) and September 27, 1997                    5

      Condensed Consolidated Statements of Cash Flows -
        Fourteen Weeks ended January 3, 1998 and
         and Thirteen Weeks Ended December 28, 1996 (Unaudited)               6

      Notes to Condensed Consolidated Financial Statements (Unaudited)      7-9

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations.                  9-11



PART II.  OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K                                  12

   Signatures                                                                13

                   NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES

                     Fourteen Weeks Ended January 3, 1998














                         PART I. FINANCIAL INFORMATION

                         Item 1. Financial Statements

                   NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                               Fourteen        Thirteen
                                              Weeks Ended     Weeks Ended
                                             -----------------------------
                                              January 3,      December 28,
                                                 1998            1996
                                             ------------    -------------

NET SALES                                    $ 34,463,000    $ 22,035,000

COST OF SALES                                  25,874,000      15,984,000
                                             ------------    ------------

GROSS PROFIT                                    8,589,000       6,051,000

SELLING, GENERAL & ADMINISTRATIVE EXPENSES      4,906,000       3,074,000
                                             ------------    ------------

OPERATING INCOME                                3,683,000       2,977,000

OTHER INCOME (EXPENSE):
      Interest expense                         (2,343,000)       (420,000)
      Interest Income                               5,000          57,000
      Other                                         2,000         (27,000)
                                             ------------    ------------

INCOME BEFORE INCOME TAX EXPENSE                1,348,000       2,587,000

INCOME TAX EXPENSE                                538,000       1,047,000
                                             ------------    ------------

NET INCOME                                   $    810,000    $  1,540,000
                                             ============    ============

EARNINGS PER SHARE:
      Basic                                  $        .14    $        .18
                                             ------------    ------------
      Diluted                                $        .14    $        .18
                                             ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING:
      Basic                                     5,624,000       8,714,000
                                             ------------    ------------
      Diluted                                   5,938,000       8,766,000
                                             ============    ============

           See notes to condensed consolidated financial statements.

                   NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                January 3,         September 27,
                                                  1998                 1997
                                               ------------        -------------
                                               (Unaudited)          (See Note)
                        ASSETS
                        ------
CURRENT ASSETS:
      Cash                                    $    337,000         $    243,000
      Accounts receivable, net                  19,033,000           19,618,000
      Inventories                               38,909,000           36,135,000
      Deferred income taxes                        823,000              823,000
      Escrow receivable                          1,125,000            2,876,000
      Prepaid expenses and other                   644,000              655,000
                                              ------------         ------------

             TOTAL CURRENT ASSETS               60,871,000           60,350,000

PROPERTY, PLANT AND EQUIPMENT, net              45,396,000           44,456,000
RESTRICTED CASH                                    520,000              316,000
GOODWILL, net                                   22,757,000           22,934,000
OTHER ASSETS                                     4,818,000            4,703,000
                                              ------------         ------------

                                              $134,362,000         $132,759,000
                                              ============         ============

             LIABILITIES AND STOCKHOLDERS' EQUITY
             ------------------------------------

CURRENT LIABILITIES:
      Accounts payable                        $ 11,136,000         $ 13,427,000
      Accrued payroll and related taxes            871,000              936,000
      Accrued Interest                             515,000            1,325,000
      Accrued expenses - other                   2,346,000            1,709,000
      Current maturities of long-term debt       4,345,000            4,351,000
                                              ------------         ------------

             TOTAL CURRENT LIABILITIES          19,213,000           21,748,000
Long-Term Debt, less current maturities         88,891,000           85,542,000
Deferred Income Taxes and Other Liabilities      1,884,000            1,884,000
Other Long Term Liabilities                         92,000              106,000
Commitments & Contingencies                             --                   --

STOCKHOLDERS' EQUITY                            24,282,000           23,479,000
                                              ------------         ------------

                                              $134,362,000         $132,759,000
                                              ============         ============


Note: The balance sheet at September 27, 1997 has been condensed from the audited financial statements at that date.


           See notes to condensed consolidated financial statements.

                   NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                            Thirteen Weeks Ended
                                                                       -------------------------------
                                                                        January  3,      December 28,
                                                                           1998             1996
                                                                       -------------   ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income                                                     $   810,000      $ 1,540,000
         Adjustments to reconcile net income to net cash
           provided by operating activities:
             Non cash items primarily depreciation and amortization       1,827,000        1,271,000
             Increase (decrease), net of effect of acquisitions:
                Accounts receivable                                         473,000          472,000
                Inventories                                              (2,774,000)      (1,863,000)
                Accounts payable, accrued expenses and other             (3,055,000)         726,000
                Federal and state taxes payable                             529,000          301,000
                                                                        -----------      -----------
Net cash (used in) provided by operating activities                      (2,190,000)       2,447,000

CASH FLOWS FROM INVESTING ACTIVITIES:
         Escrow received                                                  1,751,000               --
         Restricted Cash                                                   (204,000)         659,000
         Purchases of property and equipment                             (1,976,000)      (2,156,000)
         Deferred packaging costs                                          (287,000)        (240,000)
         Other                                                             (150,000)         (34,000)
                                                                        -----------      -----------
Net cash used in investing activities                                      (866,000)      (1,771,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
         Borrowings under Revolving Credit Facility and
             other Long Term Debt                                         4,034,000         (188,000)
         Proceeds from exercise of stock options                               --            546,000
         Debt Repayments                                                   (734,000)        (477,000)
         Deferred Financing Costs                                          (138,000)        (775,000)
         Other                                                              (12,000)         (49,000)
                                                                        -----------      -----------
Net cash provided by (used in) financing activities                       3,150,000         (943,000)
                                                                        -----------      -----------

NET INCREASE (DECREASE) IN CASH                                              94,000         (267,000)

CASH:
         Beginning of period                                                243,000          294,000
                                                                        -----------      -----------
         End of period                                                  $   337,000      $    27,000
                                                                        -----------      -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Income taxes paid                                              $    99,000      $   571,000
                                                                        -----------      -----------
         Interest paid                                                  $ 3,087,000      $   379,000
                                                                        ===========      ===========

           See notes to condensed consolidated financial statements.

                   NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note A -  Basis of Presentation

The condensed consolidated balance sheet of NutraMax Products, Inc. and Subsidiaries (the "Company") as of January 3, 1998, the condensed consolidated statements of operations for the thirteen weeks ended January 3, 1998 and December 28, 1996, and the condensed consolidated statements of cash flows for the thirteen weeks then ended have been prepared by the Company without audit. In the opinion of the Company, all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at January 3, 1998, and for all periods presented, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's September 27, 1997 Annual Report on Form 10-K. The results of operations for the period ended January 3, 1998 are not necessarily indicative of the operating results for the full year.

Note B - Acquisition

On September 11, 1997, the Company acquired certain assets and assumed certain liabilities related to the first aid business of American White Cross, Inc. and Weaver Manufacturing Corporation ("American White Cross" or "First Aid business"). As of fiscal year end 1997, the Company had recorded an escrow receivable of $1,125,000 that was purchased as part of the acquisition and an escrow receivable of $1,751,000 related to purchase price adjustments. The purchase price was finalized in December 1997 and the $1,751,000 was released from escrow and returned to the Company during the first quarter ended January 3, 1998. The Company is in the process of obtaining appraisals on certain assets acquired. The excess of purchase price over estimated fair value of assets acquired may be adjusted based on the results of such appraisals.

Note C - Inventory

Inventories are stated at the lower of cost (first-in, first-out method) or market.

                                                   January 3,      September 27,
                                                      1998             1997
                                                  -----------      -------------

Raw materials                                     $19,091,000       $15,921,000
Finished goods                                     15,521,000        16,223,000
Work-in-process                                     2,119,000         1,953,000
Machine parts and factory supplies                  2,178,000         2,038,000
                                                  -----------       -----------
                                                  $38,909,000       $36,135,000
                                                  ===========       ===========

                   NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note D - Debt

The Company's Revolving Credit Facility of $25,000,000 had an outstanding balance of $20,342,000 on January 3, 1998. The interest rate was 8.946% based on LIBOR plus 2.5% and the prime rate. The Revolving Credit Facility expires on January 1, 2002.

A summary of Debt outstanding as of January 3, 1998 is as follows:

     Revolving Credit Facility                               $ 20,342,000
     Term Loans                                                50,335,000
     Subordinated Debt                                          9,098,000
     Industrial Development Bonds                               6,900,000
     MEDIQ Note                                                 5,915,000
     Mortgages                                                    635,000
     Capital Lease Obligation                                      11,000
                                                             ------------
                                                             $ 93,236,000
     Less:  Current maturities of long-term debt:               4,345,000
                                                             ------------
     Long Term Debt                                          $ 88,891,000
                                                             ============

Note E - Adoption of New Accounting Pronouncements

Effective September 28, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per share which requires the disclosure of basic and dilutive earnings per share. The adoption of SFAS No. 128 did not have a dilutive effect on previously reported earnings per share.


Note F - Income Taxes

The provision for income tax expense for the fourteen weeks ended January 3, 1998 has been computed using an estimated effective tax rate for the year ended October 3, 1998.


Note G - Dutch Auction Self Tender

On October 29, 1997 the Company announced that it would purchase from its stockholders in a Dutch Auction self tender up to 450,000 shares of its common stock ("the Shares") at a purchase price not greater than $12.75 per share no less than $11.00 per share. The purpose of the offer was to provide added market liquidity for stock holders who wished to sell their shares as a result of the Company's fourth quarter performance.

The offer expired on November 28, 1997. A total of 250,668 shares were purchased and retired by the Company at a price of $12.75 per share. The offer was financed by sales by the Company of Shares as follows: (i) to Cape Ann Investors, L.L.C. ("Cape Ann"), the Company's largest stockholder, pursuant to an agreement dated as of October 14, 1997, as amended on October 16, 1997 by and between the Company and Cape Ann (193,014 shares); (ii) to Bernard J. Korman

("Mr. Korman"), the Company's Chairman of the Board, pursuant to an agreement dated as of October 14, 1997 buy and between the Company and Mr. Korman (50,134 shares); (iii) to Donald E. Lepone ("Mr. Lepone"), the Company's Chief Executive Officer, pursuant to an Agreement dated October 14, 1997 by and between the Company and Mr. Lepone (5,013 shares); and (iv) to Donald M. Gleklen ("Mr. Gleklen"), a member of the Board of Directors of the Company, pursuant to an Agreement dated as of October 16, 1997 by and between the Company and Mr. Gleklen (2,507 shares).

The costs associated with the Dutch Auction Self Tender amounted to approximately $150,000.

In connection with the Dutch Auction self tender, the Company received from its Senior and Subordinated lenders, a waiver to allow for the purchase of its common stock.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

     The following discussion addresses the financial condition of the Company as of January 3, 1998 and its results of operations for the fourteen weeks then ended, compared with the thirteen week period last year. On September 11, 1997, the Company acquired certain assets and assumed certain liabilities related to the first aid division of America White Cross, Inc. and Weaver Manufacturing Corp. ("The First Aid Business"). The acquisition was accounted for as a purchase and the results of operations of the First Aid business are included in the Company's Consolidated Operations for the fourteen weeks ended January 3, 1998. This discussion should be read in conjunction with the Management's Discussion and Analysis section included in the Company's Annual Report on Form 10-K for the year ended September 27, 1997 to which the reader is directed for additional information.

     Some of the information presented in this report constitutes forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors which could cause actual results to differ from expectations include the timing and amount of new product introductions by the Company, the timing of orders received from customers, the gain or loss of significant customers, changes in the mix of products sold, competition from brand name and other private label manufacturers, seasonal changes in the demand for the Company's products, increases in the cost of raw materials and changes in the retail market for health and beauty aids in general. For additional information concerning these and other important factors which may cause the Company's actual results to differ materially from expectations and underlying assumptions, please refer to the Company's Annual Report on Form 10-K for the year ended September 27, 1997 and other reports filed with the Securities and Exchange Commission.

Results of Operations

     The following table sets forth, for all periods indicated, the percentage relationship that items in the Company's Condensed Consolidated Statements of Operations bear to net sales.

                                                       Thirteen Weeks Ended
                                                    ----------------------------
                                                     January 3,    December 28,
                                                        1998           1996
                                                        ----           ----

     NET SALES                                          100%           100%
     COST OF SALES                                       75             72
                                                       ----            ---
     GROSS PROFIT                                        25             28
     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES        14             14
                                                       ----            ---
     OPERATING INCOME                                    11             14
     OTHER CREDITS (CHARGES)                             (7)            (2)
                                                       ----           ----
     INCOME BEFORE INCOME TAX EXPENSE                     4             12
     INCOME TAX EXPENSE                                   2              5
                                                       ----            ---
     NET INCOME                                           2%             7%
                                                       ====           ====

First Quarter 1998 Compared to First Quarter 1997

     Net sales for first quarter ended January 3, 1998 were $34,463,000, an increase of $12,428,000, or 56%, over first quarter 1997 net sales of $22,035,000 of the increase in net sales approximately $8,430,000 was primarily attributable to sales of First Aid products with added increases in the Cough/Cold category of approximately $2,403,000 with the balance of the increase in the Eye Care, Oral Care and Personal Care categories.

     Gross profit for first quarter 1998 was $8,589,000 or 25% of net sales, as compared to $6,051,000 or 28% of net sales for the prior year's quarter. The decrease in gross margin percent is attributable to inefficiencies related to Cough/Cold products production. These inefficiencies occurred during our fourth fiscal quarter of 1997 and relatd to the delay in the completion of the continuous cooking line which delayed production causing underabsorbed labor and overhead.

     Selling, general and administrative expenses for first quarter 1998 were $4,906,000, or 14% of net sales, as compared to $3,074,000 or 14% of net sales for the prior year's quarter. The $1,832,000 increase was primarily attributable to commission and freight increases associated with increased sales.

     Interest expense for the first quarter 1998 was $2,343,000 as compared to $420,000 in the prior year quarter. This increase is a result of the increased debt associated with the acquisition of the first aid business of American White Cross.

     Interest income for the quarter decreased due to the decreased balance of the restricted cash associated with the IDB financing.

     The effective income tax rate for the quarter was 40% which is comparable to the prior year quarter.

Liquidity and Capital Resources

     As of January 3, 1998 the Company had working capital of $41,658,000 as compared to working capital of $38,602,000 as of September 27, 1997. The increase in working capital was primarily attributable to increased inventories to support the increased sales and a decrease in accounts payable.

     Net cash used in operating activities was $2,190,000 for the fourteen weeks ended January 3, 1998, as compared to $2,447,000 provided by operating activities in the prior year thirteen week period. This decrease was primarily attributable to a reduction in accounts payable and increased inventories.

     Net cash used in investing activities was $866,000 for 1998, consisting primarily of funds used for expenditures of capital equipment offset by escrow proceeds received from the acquisition of the first aid business of American White Cross. The Company anticipates additional capital expenditures of approximately $7,500,000 for the remainder of fiscal 1998. The expenditures relate primarily to additional manufacturing capacity requirements and the purchase of its manufacturing facility in Gloucester, MA. These expenditures are expected to be financed through cash generated from operations and a mortgage note with respect to the building purchase.

     Net cash provided by financing activities was $3,150,000 for the fourteen weeks ended January 3, 1998, consisting of borrowings of $4,034,000 primarily resulting from the purchase of the first aid division of American White Cross offset by debt repayments of $734,000.

     The Companies Revolving Credit Facility of $25,000,000 had an outstanding balance of $20,342,000 on January 3, 1998. The interest rate was 8.946% based on LIBOR plus 2.5% and the prime rate. The Revolving Credit Facility expires on January 1, 2002.


     The Company believes that its existing working capital, anticipated funds to be generated from operations, funds available under the revolving credit facility and added financing resulting from the building purchase will be sufficient to meet the Company's operating and capital needs during fiscal 1998. However, depending upon future growth of the business, additional financing may be required.

PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          Exhibit 11 -Computation of Earnings Per Share appears on page 14.

          Exhibit 27 -Financial Data Schedule appears on page 15.

     (b)  Reports on Form 8-K.

          No reports on Form 8-K were filed in the quarter ended January 3,1998.

                   NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES
                     Fourteen Weeks Ended January 3, 1998





                                   SIGNATURE
                                   ---------




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                             NutraMax Products, Inc.
                                           ---------------------------
                                                  (Registrant)





    February 17, 1998
  ---------------------
         (Date)                            /s/ Robert F. Burns
                                           ---------------------------
                                           Robert F. Burns
                                           Vice President and
                                           Chief Financial Officer

                   NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES
                     Fourteen Weeks Ended January 3, 1997





                                   SIGNATURE
                                   ---------




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                             NutraMax Products, Inc.
                                           ---------------------------
                                                   (Registrant)





  February 17, 1998
 -------------------
    (Date)
                                           ---------------------------
                                           Robert F. Burns
                                           Vice President and
                                           Chief Financial Officer