Form 10-Q
period 1998-04-04
NUTRAMAX PRODUCTS INC /DE/
filed 1998-05-19
CIK 818467

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549
                       _________________________________

                                   FORM 10-Q




QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934


For the quarterly period ended: APRIL 4, 1998   Commission File Number: 0-18671




                            NUTRAMAX PRODUCTS, INC.
            (Exact name of registrant as specified in its charter)




             DELAWARE                                     061200464
  (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                    Identification No.)



9 BLACKBURN DRIVE, GLOUCESTER, MASSACHUSETTS                   01930
  (Address of principal executive offices)                   (Zip Code)




      Registrant's telephone number, including area code:  (978) 282-1800





Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes___  No   X
                                                      ------



As of May 14, 1998 there were 6,338,960 shares of Common Stock, par value $.001 per share, outstanding.

                   NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES

                      THIRTEEN WEEKS ENDED APRIL 4, 1998


PART I.   FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

    Condensed Consolidated Statements of Operations -
     Thirteen Weeks and Twenty Seven Weeks ended April 4, 1998 and
     Thirteen Weeks and Twenty Six ended March 29, 1997 (Unaudited)           4

    Condensed Consolidated Balance Sheets -
     April 4, 1998 (Unaudited) and September 27, 1997                         5

    Condensed Consolidated Statements of Cash Flows -
     Twenty Seven Weeks ended April 4, 1998 and
     Twenty Six Weeks ended March 29, 1997 (Unaudited)                        6

    Notes to Condensed Consolidated Financial Statements (Unaudited)       7-10

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                   10-14

PART II.  OTHER INFORMATION

 ITEM 1.  LEGAL PROCEEDINGS                                                  14

 ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                  15

  SIGNATURES                                                                 16

                   NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES

                      THIRTEEN WEEKS ENDED APRIL 4, 1998





                        PART I.   FINANCIAL INFORMATION

                        ITEM 1.   FINANCIAL STATEMENTS

                   NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                            Thirteen Weeks   Thirteen Weeks   Twenty-Seven     Twenty-Six
                                                Ended            Ended        Weeks Ended      Weeks Ended
                                            --------------   --------------   -------------   --------------
                                            April 4, 1998    March 29, 1997   April 4, 1998   March 29, 1997
                                            --------------   --------------   -------------   --------------
                                                          (in thousands, except per share data)
NET SALES                                       $ 33,956        $ 25,178         $ 68,419         $ 47,213
COST OF SALES                                     25,809          18,641           51,683           34,625
                                            --------------   --------------   -------------   --------------
GROSS PROFIT                                       8,147           6,537           16,736           12,588
SELLING, GENERAL & ADMINISTRATIVE EXPENSES         5,115           3,521           10,021            6,595
                                            --------------   --------------   -------------   --------------
OPERATING INCOME                                   3,032           3,016            6,715            5,993
OTHER INCOME (EXPENSE):
      Interest expense                            (2,082)         (1,382)          (4,424)          (1,802)
      Interest income                                  5              45               10              102
      Other                                            6              (6)               8              (33)
                                            --------------   --------------   -------------   --------------
INCOME BEFORE INCOME TAX EXPENSE                     961           1,673            2,309            4,260
INCOME TAX EXPENSE                                   337             670              875            1,717
                                            --------------   --------------   -------------   --------------
NET INCOME                                         $ 624         $ 1,003          $ 1,434          $ 2,543
                                            ==============   ==============   =============   ==============

BASIC EARNINGS PER SHARE:
      Per share amount                            $ 0.11          $ 0.21           $ 0.25           $ 0.38
                                            ==============   ==============   =============   ==============
      Weighted average shares                      5,648           4,845            5,634            6,780
                                            ==============   ==============   =============   ==============
DILUTED EARNINGS PER SHARE:
      Per share amount                            $ 0.11          $ 0.20           $ 0.25           $ 0.37
                                            ==============   ==============   =============   ==============
      Weighted average shares                      5,648           4,845            5,634            6,780
      Effect of dilutive securities:
        Stock options                                 87              62               81               19
        Warrants                                      82              55               78               18
                                            --------------   --------------   -------------   --------------
      Adjusted weighted average shares             5,817           4,962            5,793            6,817
                                            ==============   ==============   =============   ==============

           See notes to condensed consolidated financial statements.

                   NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     April 4, 1998           September 27, 1997
                                                  ------------------         ------------------
                                                      (Unaudited)                 (See Note)
                          ASSETS
CURRENT ASSETS:
   Cash                                                  $    12                    $   243
   Accounts receivable, net                               18,573                     19,618
   Inventories                                            43,115                     36,135
   Deferred income taxes                                     866                        823
   Escrow receivable                                         750                      2,876
   Prepaid expenses and other                              2,239                        655
                                                  ------------------         ------------------
      TOTAL CURRENT ASSETS                                65,555                     60,350

PROPERTY, PLANT AND EQUIPMENT, net                        47,540                     44,456
RESTRICTED CASH                                              787                        316
GOODWILL, net                                             22,576                     22,934
OTHER ASSETS                                               5,277                      4,703
                                                  ------------------         ------------------
                                                       $ 141,735                  $ 132,759
                                                  ==================         ==================

          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                     $ 12,655                   $ 13,427
   Accrued payroll and related taxes                       1,790                        936
   Accrued Interest                                          609                      1,325
   Accrued expenses - other                                3,336                      1,709
   Current maturities of long-term debt                    5,859                      4,351
                                                  ------------------         ------------------
      TOTAL CURRENT LIABILITIES                           24,249                     21,748

Long-Term Debt, less current maturities                   90,189                     85,542
Deferred Income Taxes and Other Liabilities                1,884                      1,884
Other Long Term Liabilities                                    -                        106

STOCKHOLDERS' EQUITY                                      25,413                     23,479
                                                  ------------------         ------------------
                                                       $ 141,735                  $ 132,759
                                                  ==================         ==================

Note: The balance sheet at September 27, 1997 has been condensed from the audited financial statements at that date.

           See notes to condensed consolidated financial statements.

                   NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                                     Twenty-Seven         Twenty-Six Weeks
                                                                   Weeks Ended April       Ended March 29,
                                                                        4, 1998                 1997
                                                                   -----------------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                            $ 1,434                $ 2,543
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Non cash items primarily depreciation and amortization            3,535                  2,613
         Increase (decrease), net of effect of acquisitions:
            Accounts receivable                                            1,045                  1,152
            Inventories                                                   (6,980)                (2,688)
            Accounts payable, accrued expenses and other                    (697)                  (256)
            Federal and state taxes payable                                    -                   (432)
                                                                   -----------------      ----------------
Net cash (used in) provided by operating activities                       (1,663)                 2,932

CASH FLOWS FROM INVESTING ACTIVITIES:
   Escrow received                                                         2,126                      -
   Restricted Cash                                                          (471)                 1,975
   Purchases of property and equipment                                    (5,365)                (5,273)
   Deferred packaging costs                                                 (625)                  (391)
   Other                                                                    (583)                   (21)
                                                                   -----------------      ----------------
Net cash used in investing activities                                     (4,918)                (3,710)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under Revolving Credit Facility and
      other Long Term Debt                                                 7,545                 47,700
   Stock Repurchase                                                         (126)               (21,174)
   Proceeds from exercise of stock options                                   583                    542
   Debt Repayments                                                        (1,471)               (25,005)
   Deferred Financing Costs                                                 (181)                (1,026)
   Other                                                                       -                    (89)
                                                                   -----------------      ----------------
Net cash provided by (used in) financing activities                        6,350                    948
                                                                   -----------------      ----------------
NET INCREASE (DECREASE) IN CASH                                           $ (231)                 $ 170

CASH:
   Beginning of period                                                     $ 243                  $ 294
                                                                   -----------------      ----------------
   End of period                                                            $ 12                  $ 464
                                                                   -----------------      ----------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Income taxes paid                                                        $ 99                $ 1,823
                                                                   -----------------      ----------------
   Interest paid                                                         $ 5,029                  $ 867
                                                                   -----------------      ----------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING & INVESTING ACTIVITIES:
   Warrants issued in connection with debt financing                     $     -                  $ 888
                                                                   -----------------      ----------------
   Note issued in exchange for stock repurchased                         $     -               $ 16,372
                                                                   -----------------      ----------------

           See notes to condensed consolidated financial statements.

                   NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE A -  BASIS OF PRESENTATION

The condensed consolidated balance sheet of NutraMax Products, Inc. and Subsidiaries (the "Company") as of April 4, 1998, the condensed consolidated statements of operations for the thirteen and twenty-seven weeks ended April 4, 1998 and the thirteen and twenty-six weeks ended March 29, 1997, and the condensed consolidated statements of cash flows for the twenty-seven weeks ended April 4, 1998 and the twenty-six weeks ended March 29, 1997 have been prepared by the Company without audit. In the opinion of the Company, all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at April 4, 1998, and for all periods presented, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's September 27, 1997 Annual Report on Form 10-K, as amended. The results of operations for the period ended April 4, 1998 are not necessarily indicative of the operating results for the full year.

NOTE B - ACQUISITION

On September 11, 1997, the Company acquired certain assets and assumed certain liabilities related to the first aid business of American White Cross, Inc. and Weaver Manufacturing Corporation ("American White Cross" or "First Aid business"). As of fiscal year end 1997, the Company had recorded an escrow receivable of $1,125,000 that was purchased as part of the acquisition and an escrow receivable of $1,751,000 related to purchase price adjustments. The purchase price was finalized in December 1997 and the $1,751,000 was released from escrow and returned to the Company during the quarter ended January 3, 1998. During the quarter ended April 4, 1998, $375,000 was released and collected by the Company from the purchased escrow receivable associated with the acquisition. Subsequent to the period ended April 4, 1998, an additional $550,000 was released from the purchased escrow receivable and collected by the Company. The Company is still in the process of obtaining appraisals on certain assets acquired. The excess of purchase price over estimated fair value of assets acquired may be adjusted based on the results of such appraisals.

                   NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



NOTE C -  INVENTORY


Inventories are stated at the lower of cost (first-in, first-out method) or market.


                                                                  April 4, 1998            September 27, 1997
                                                               ------------------          ------------------
Raw materials                                                       $16,638,000                  $15,921,000
Finished goods                                                       22,489,000                   16,223,000
Work-in-process                                                       1,656,000                    1,953,000
Machine parts and factory supplies                                    2,332,000                    2,038,000
                                                               ------------------          ------------------
                                                                    $43,115,000                  $36,135,000
                                                               ==================          ==================


NOTE D - DEBT

The Company's Revolving Credit Facility of $25,000,000 had an outstanding balance of $24,429,000 on April 4, 1998. The interest rate was 8.7% based on LIBOR plus 2.5% and the prime rate. The Revolving Credit Facility expires on January 1, 2002.


A summary of Debt outstanding as of April 4, 1998 is as follows:


Revolving Credit Facility                                        $24,429,000
Term Loans                                                        48,885,000
Subordinated Debt                                                  9,137,000
Industrial Development Bonds                                       6,900,000
MEDIQ Note                                                         5,915,000
Mortgages                                                            630,000
Capital Lease Obligation                                             152,000
                                                           ------------------
                                                                 $96,048,000
Less:  Current maturities of long-term debt                        5,859,000
                                                           ------------------
Long Term Debt                                                   $90,189,000
                                                           ==================



The agreements evidencing the Senior Debt and the Senior Subordinated Debt contain certain restrictive covenants including, without limitation, covenants with respect to the ratio of total debt to EBITDA, operating cash flow, interest coverage, capital expenditures, and prevent the payment of dividends. The Company has requested and was granted waivers of the total debt to EBITDA and operating cash flow covenants for the period ended April 4, 1998.

                   NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE E - ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

Effective September 28, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share." The Company changed the method used to compute earnings per share and restated all prior periods in accordance with SFAS No. 128. SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15 and is intended to simplify the computation of earnings per share and to make the U.S. computations more comparable with international computations by requiring the presentation of basic and fully diluted earnings per share. The company's only dilutive common stock equivalents are stock options and warrants.

NOTE F - INCOME TAXES

The provision for income tax expense for the twenty-seven weeks ended April 4, 1998 has been computed using an estimated effective tax rate for the year ended October 3, 1998.

NOTE G - DUTCH AUCTION SELF TENDER

On October 29, 1997 the Company announced that it would purchase from its stockholders in a Dutch Auction self tender up to 450,000 shares of its common stock at a purchase price not greater than $12.75 per share nor less than $11.00 per share. The purpose of the offer was to provide added market liquidity for stock holders who wished to sell their shares as a result of the Company's 1997 fourth quarter performance.

The offer expired on November 28, 1997. A total of 250,668 shares were purchased and retired by the Company at a price of $12.75 per share. The offer was financed by sales of 250,668 shares by the Company to: (i) Cape Ann Investors, L.L.C., the Company's largest stockholder; (ii) Bernard J. Korman, the Company's Chairman of the Board; (iii) Donald E. Lepone, the Company's Chief Executive Officer; and (iv) Donald M. Gleklen, a member of the Board of Directors of the Company.

In connection with the Dutch Auction self tender, the Company received from its Senior and Subordinated lenders a waiver to allow for the purchase of its common stock.

                   NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



NOTE H - LITIGATION AND CONTINGENCIES

The Company has been named as a defendant in several legal proceedings which have arisen in the normal course of business. Although the amount of litigation that could result from any litigation cannot be predicted, in the opinion of management, the Company's potential liability on all known claims would not have a material adverse effect on the consolidated financial position or results of operations of the Company.

The Company has conducted a review of its computer systems to identify those areas that could be affected by Year 2000 failures. The Company believes that its integrated manufacturing, accounting, distribution and order entry system has built-in Year 2000 compliance. The impact of the Year 2000 on the Company's customers and vendors is not yet known.

On July 8, 1997, the Commonwealth of Massachusetts Department of Revenue ("DOR") notified the Company of its intent to assess the Company approximately $374,000, including interest and penalties, relating to tax audits for fiscal years ending 1992 through 1994. Tax years 1995 and 1996 remain open. The amount relates principally to the deductibility of certain expenses related to the Company's wholly owned subsidiary, NutraMax Holdings, Inc., a Delaware company. The Company attended a pre-assessment conference with the DOR on March 18, 1998, at which the Company continued to vigorously defend its tax position. The Company has not received any further notice from the DOR regarding its intent to assess. Due to the uncertainties surrounding any assessments, no accrual has been recorded in the accompanying financial statements.

NOTE I - COMMITMENTS

Leases - The Company leases certain of its administrative, manufacturing, distribution and warehouse facilities under operating leases. The Company also leases certain equipment under operating and capital leases. During the period ended April 4, 1998, the Company entered into new lease agreements for a distribution facility and certain equipment which increased the Company's annual future minimum payments under noncancelable operating and capital leases by approximately $480,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     The following discussion addresses the financial condition of the Company as of April 4, 1998 and its results of operations for the thirteen and twenty-seven weeks then ended, compared with the thirteen and twenty-six week periods last year. On September 11, 1997, the Company acquired certain assets and assumed certain liabilities related to the first aid division of American White Cross, Inc. and Weaver Manufacturing Corp. ("the First Aid business"). The acquisition was accounted for as a purchase and the results of operations of the First Aid business are included in the Company's Consolidated Operations for the thirteen and twenty-seven weeks ended April 4, 1998. This discussion should be read in conjunction with the Management's

Discussion and Analysis section included in the Company's Annual Report on Form 10-K, as amended, for the year ended September 27, 1997 to which the reader is directed for additional information.

     Some of the information presented in this report constitutes forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors which could cause actual results to differ from expectations include the timing and amount of new product introductions by the Company, the timing of orders received from customers, the gain or loss of significant customers, changes in the mix of products sold, competition from brand name and other private label manufacturers, seasonal changes in the demand for the Company's products, increases in the cost of raw materials and changes in the retail market for health and beauty aids in general. For additional information concerning these and other important factors which may cause the Company's actual results to differ materially from expectations and underlying assumptions, please refer to the Company's Annual Report on Form 10-K, as amended, for the year ended September 27, 1997 and other reports filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage relationship that items in the Company's Condensed Consolidated Statements of Operations bear to net sales.

                                                      Thirteen Weeks     Thirteen Weeks     Twenty-Seven       Twenty-Six
                                                          Ended              Ended           Weeks Ended       Weeks Ended
                                                      --------------     --------------     -------------     --------------
                                                       April 4, 1998     March 29, 1997     April 4, 1998     March 29, 1997
                                                      --------------     --------------     -------------     --------------
NET SALES                                                  100%                100%              100%               100%
COST OF SALES                                               76                  74                75                 73
                                                      --------------     --------------     -------------     --------------
GROSS PROFIT                                                24                  26                25                 27
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                15                  14                15                 14
                                                      --------------     --------------     -------------     --------------
OPERATING INCOME                                             9                  12                10                 13
OTHER EXPENSE                                                6                   5                 7                  4
                                                      --------------     --------------     -------------     --------------
INCOME BEFORE INCOME TAX EXPENSE                             3                   7                 3                  9
INCOME TAX EXPENSE                                           1                   3                 1                  4
                                                      --------------     --------------     -------------     --------------
NET INCOME                                                   2%                  4%                2%                 5%
                                                      ==============     ==============     =============     ==============


SECOND QUARTER 1998 COMPARED TO SECOND QUARTER 1997

     Net sales for second quarter ended April 4, 1998 were $33,956,000, an increase of $8,778,000, or 35%, over second quarter 1997 net sales of $25,178,000. Of the increase in net sales, approximately $9,442,000 was attributable to sales of First Aid products with increases in the Opthalmics category of approximately $785,000 as well as increases in the Cough/Cold category of approximately $608,000 offset by decreases in the Feminine hygiene category of approximately $761,000 and the combined $1,189,000 decrease in the Adult Liquid Nutrition and Clotrimazole based yeast infection medication sales. The reduction in Adult Liquid Nutritionals and Clotrimazole based yeast infection medications is the result of a decision by the Company to concentrate on products it directly manufacturers. The Company expects to complete the phase out of Adult Liquid Nutritionals and Clotrimazole by the end of this fiscal year.

     Gross profit for second quarter 1998 was $8,147,000 or 24% of net sales, as compared to $6,537,000 or 26% of net sales for the prior year's quarter. The decrease in gross margin percent is primarily attributable to continued inefficiencies related to Cough/Cold products production. These inefficiencies occcurred primarily during the fourth fiscal quarter of 1997 and related to the delay in the completion of the continuous cooking line which delayed production causing under absorbed labor and overhead which was capitalized into inventory.

     Selling, general and administrative expenses for second quarter 1998 were $5,115,000, or 15% of net sales, as compared to $3,521,000 or 14% of net sales for the prior year's quarter. The $1,594,000 increase is primarily attributable to expenses associated with operating the newly acquired First Aid Business as well as increased broker commissions and freight expense related to increased sales volume. The increase, as a percentage of net sales, is primarily attributable to increased amortization of goodwill and deferred financing costs associated with the purchase of the First Aid business.

     Interest expense for the second quarter 1998 was $2,082,000 as compared to $1,382,000 in the prior year's quarter. This increase is a result of the increased debt associated with the acquisition of the First Aid business of American White Cross.

     Interest income for the quarter decreased due to the decreased balance of the restricted cash associated with the IDB financing.

     The effective income tax rate for the quarter was 35% which is 5% lower than the prior year quarter. The decrease relates to benefits expected to be realized as a result of the Company's implementation of certain state tax planning strategies.

TWENTY-SEVEN WEEKS ENDED APRIL 4, 1998 COMPARED TO TWENTY-SIX WEEKS ENDED MARCH 29, 1997

     Net Sales for 1998 were $68,419,000, an increase of $21,206,000, or 45%
over 1997 sales of $47,213,000. Of the increase in net sales approximately $18,025,000 was attributable to sales of First Aid products with added increases in the Opthalmics category of approximately $1,584,000 as well as increases in the Cough/Cold category of approximately $3,091,000 offset by a combined $1,807,000 decrease in the Adult Liquid Nutrition and Clotrimazole based yeast infection medication sales. The reduction in Adult Liquid Nutritionals and Clotrimazole based yeast infection medications is the result of a decision by the Company to concentrate on products it directly manufactures. The Company expects to complete the phase out of Adult Liquid Nutritionals and Clotrimazole by the end of this fiscal year.

     Gross profit for the twenty-seven week period in 1998 was $16,736,000 or 25% of net sales, compared to $12,588,000 or 27% of net sales for the twenty-six week period last year. The increase in gross margin dollars is attributable to increased sales. The decrease in the gross margin percentage is primarily attributable to continued inefficiencies related to Cough/Cold products production, as discussed above.

     Selling, general and administrative expenses for the twenty-seven week period in 1998 was $10,021,000 or 15% of net sales, compared to $6,595,000 or 14% of net sales for the twenty-six week period last year. The $3,426,000 increase is primarily attributable to expenses associated with operating the newly acquired First Aid Business as well as increased broker commissions and freight expense related to increased sales volume. The increase, as a percentage of net sales, is primarily attributable to increased amortization of goodwill and deferred financing costs associated with the purchase of the First Aid business.

     Interest expense for the twenty-seven week period in 1998 was $4,424,000 or 7% of net sales, compared to $1,802,000 or 4% of net sales for the twenty-six week period last year. This increase is a result of the increased debt associated with the acquisition of the First Aid business.

     Interest income for the period decreased due to the decreased balance of the restricted cash associated with the IDB financing.

     The effective income tax rate for the quarter was 38% which is 2% lower than the comparable prior year period. The decrease relates to benefits expected to be realized as a result of the Company's implementation of certain state tax planning strategies.

LIQUIDITY AND CAPITAL RESOURCES

     As of April 4, 1998 the Company had working capital of $41,306,000 as compared to working capital of $38,602,000 as of September 27, 1997. The increase in working capital was primarily attributable to increased inventories and a decrease in accounts payable. The Company has been building cough/cold inventory in order to meet customer order requirements.

     Net cash used in operating activities was $1,663,000 for the twenty-seven weeks ended April 4, 1998, as compared to $2,932,000 provided by operating activities in the twenty-six week period ended March 29, 1997. This decrease was primarily attributable to a reduction in accounts payable, increased inventories and interest payments.

     Net cash used in investing activities was $4,918,000 for the twenty-seven weeks ended April 4, 1998, consisting primarily of funds used for expenditures of capital equipment offset by escrow proceeds received relating to the acquisition of the First Aid business. The Company anticipates additional capital expenditures of approximately $3,000,000 for the remainder of fiscal 1998. The expenditures relate primarily to additional manufacturing capacity requirements and the purchase of its manufacturing facility in Gloucester, MA. These expenditures are expected to be financed through cash generated from operations and a mortgage note with respect to the building purchase.

     Net cash provided by financing activities was $6,350,000 for the twenty-seven weeks ended April 4, 1998, consisting of borrowings of $7,545,000 primarily resulting from the funding of increases in inventories offset by debt repayments of $1,471,000. During the period ended April 4, 1998, the Company entered into new lease agreements for a distribution facility and certain equipment which increased the Company's annual future minimum payments under noncancelable operating and capital leases by approximately $480,000.

     The Company's Revolving Credit Facility of $25,000,000 had an outstanding balance of $24,429,000 on April 4, 1998. The interest rate was 8.7% based on LIBOR plus 2.5% and the prime rate. The Revolving Credit Facility expires on January 1, 2002. The Company has requested and was granted waivers of the total debt to EBITDA and operating cash flow covenants for the period ended April 4, 1998.

     The Company believes that its existing working capital, anticipated funds to be generated from operations, funds available under the Revolving Credit Facility and added financing related to the building purchase will be sufficient to meet the Company's operating and capital needs during fiscal 1998. However, depending upon future growth of the business, additional financing may be required.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     The Company has been named as a defendant in several legal proceedings which have arisen in the normal course of business. Although the amount of litigation that could result from any legal proceedings cannot be predicted, in the opinion of management, the Company's potential liability on all known claims would not have a material adverse effect on the consolidated financial position or results of operations of the Company.

     On July 8, 1997, the Commonwealth of Massachusetts Department of Revenue ("DOR") notified the Company of its intent to assess the Company approximately $374,000, including interest and penalties, relating to tax audits for fiscal years ending 1992 through 1994. Tax years 1995 and 1996 remain open. The amount relates principally to the deductibility of certain expenses related to the Company's wholly owned subsidiary, NutraMax Holdings, Inc., a Delaware company. The Company attended a pre-assessment conference with the DOR on March 18, 1998, at which the Company continued to vigorously defend its tax position. The Company has not received any further notice from the DOR regarding its intent to assess. Due to the uncertainties surrounding any assessments, no accrual has been recorded in the accompanying financial statements.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          Exhibit 11  - Statement re: Computation of Per Share Earnings appears on page 17.


          Exhibit 27  - Financial Data Schedule appears on page 18.



     (b)  Reports on Form 8-K.



          No reports on Form 8-K were filed in the quarter ended April 4,1998.

                   NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES
                      THIRTEEN WEEKS ENDED APRIL 4, 1998


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


                                          NutraMax Products, Inc.
                                      --------------------------------
                                          (Registrant)



    May 19, 1998
  ------------------
       (Date)                         /s/ Robert F. Burns
                                      ------------------------------------
                                      Robert F. Burns
                                      Vice President and
                                      Chief Financial Officer