Form 10-Q
period 1998-07-04
NUTRAMAX PRODUCTS INC /DE/
filed 1998-08-18
CIK 818467

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                       _________________________________

                                   FORM 10-Q




      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


For the quarterly period ended: JULY 4, 1998     Commission File Number: 0-18671




                            NUTRAMAX PRODUCTS, INC.
            (Exact name of registrant as specified in its charter)





                 DELAWARE                              061200464
        (State or other jurisdiction of            (I.R.S. Employer
        incorporation or organization)             Identification No.)




        51 BLACKBURN DRIVE, GLOUCESTER, MASSACHUSETTS           01930
        (Address of principal executive offices)              (Zip Code)




      Registrant's telephone number, including area code:  (978) 282-1800



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes     No  X
                                              -----  ------


As of August 7, 1998 there were 5,715,763 shares of Common Stock, par value $.001 per share, outstanding.

                   NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES

                       THIRTEEN WEEKS ENDED JULY 4, 1998



PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

   Condensed Consolidated Statements of Operations -
    Thirteen Weeks and Forty Weeks ended July 4, 1998 and
    Thirteen Weeks and Thirty-Nine Weeks ended June 28, 1997 (Unaudited)    4



   Condensed Consolidated Balance Sheets -
    July 4, 1998 (Unaudited) and September 27, 1997                         5



   Condensed Consolidated Statements of Cash Flows -
    Forty Weeks ended July 4, 1998 and
    Thirty-Nine Weeks ended June 28, 1997 (Unaudited)                       6



   Notes to Condensed Consolidated Financial Statements (Unaudited)        7-11



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                   11-15



PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS                                              15

ITEM 5.    OTHER INFORMATION                                              15

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                               16

 SIGNATURES                                                               17


                   NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES

                       THIRTEEN WEEKS ENDED JULY 4, 1998








                        PART I.   FINANCIAL INFORMATION

                        ITEM 1.   FINANCIAL STATEMENTS

                   NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                       Thirteen Weeks     Thirteen Weeks    Forty Weeks    Thirty-Nine Weeks
                                                            Ended             Ended            Ended             Ended
                                                      ----------------   ---------------   -------------   ---------------
                                                        July 4, 1998      June 28, 1997    July 4, 1998     June 28, 1997
                                                      ----------------   ---------------   -------------   ---------------
                                                                       (in thousands, except per share data)
NET SALES                                              $    27,355         $    23,006      $    95,774      $    70,219

COST OF SALES                                               20,137              16,984           71,820           51,609
                                                       -----------         -----------      -----------      -----------

GROSS PROFIT                                                 7,218               6,022           23,954           18,610

SELLING, GENERAL & ADMINISTRATIVE EXPENSES                   4,889               3,289           14,910            9,884
                                                       -----------         -----------      -----------      -----------

OPERATING INCOME                                             2,329               2,733            9,044            8,726

OTHER INCOME (EXPENSE):
      Interest expense                                      (1,984)             (1,443)          (6,408)          (3,245)
      Interest income                                            1                  19               11              121
      Other                                                    (17)                (13)              (9)             (46)
                                                       -----------         -----------      -----------      -----------

INCOME BEFORE INCOME TAX EXPENSE                               329               1,296            2,638            5,556

INCOME TAX EXPENSE                                             123                 533              998            2,250
                                                       -----------         -----------      -----------      -----------

NET INCOME                                             $       206         $       763      $     1,640      $     3,306
                                                       ===========         ===========      ===========      ===========

BASIC EARNINGS PER SHARE:
      Per share amount                                 $      0.04         $      0.16      $      0.29      $      0.54
                                                       ===========         ===========      ===========      ===========

      Weighted average shares                                5,672               4,712            5,646            6,091
                                                       ===========         ===========      ===========      ===========

DILUTED EARNINGS PER SHARE:
      Per share amount                                 $      0.04         $      0.16      $      0.29      $      0.54
                                                       ===========         ===========      ===========      ===========

      Weighted average shares                                5,672               4,712            5,646            6,091
      Effect of dilutive securities:
        Stock options                                           14                  91               57               30
        Warrants                                                27                  65               41               31
                                                       -----------         -----------      -----------      -----------

      Adjusted weighted average shares                       5,713               4,868            5,744            6,152
                                                       ===========         ===========      ===========      ===========


           See notes to condensed consolidated financial statements.

                   NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                                  July 4,            September 27,
                                                                   1998                  1997
                                                               -------------         -------------
                                                                (Unaudited)           (See Note)

                                    ASSETS
                                    ------
CURRENT ASSETS:
    Cash                                                          $     673             $     243
    Accounts receivable, net                                         16,946                19,618
    Inventories                                                      47,582                36,135
    Deferred income taxes                                               868                   823
    Escrow receivable                                                   200                 2,876
    Prepaid expenses and other                                        1,067                   655
                                                                  ---------             ---------

        TOTAL CURRENT ASSETS                                         67,336                60,350

PROPERTY, PLANT AND EQUIPMENT, net                                   49,952                44,456
RESTRICTED CASH                                                         213                   316
GOODWILL, net                                                        22,355                22,934
OTHER ASSETS                                                          5,372                 4,703
                                                                  ---------             ---------
                                                                  $ 145,228             $ 132,759
                                                                  =========             =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

CURRENT LIABILITIES:
    Accounts payable                                              $  16,758             $  13,427
    Accrued payroll and related taxes                                 1,357                   936
    Accrued Interest                                                    390                 1,325
    Accrued expenses - other                                          2,215                 1,709
    Current maturities of long-term debt                              7,012                 4,351
                                                                  ---------             ---------
        TOTAL CURRENT LIABILITIES                                    27,732                21,748

Long-Term Debt, less current maturities                              89,907                85,542
Deferred Income Taxes and Other Liabilities                           1,884                 1,884
Other Long Term Liabilities                                               -                   106

STOCKHOLDERS' EQUITY                                                 25,705                23,479
                                                                  ---------             ---------
                                                                  $ 145,228             $ 132,759
                                                                  =========             =========

Note: The balance sheet at September 27, 1997 has been condensed from the audited financial statements at that date.


           See notes to condensed consolidated financial statements.

                   NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                                                                        Thirty-Nine Weeks
                                                                                 Forty Weeks Ended       Ended June 28,
                                                                                    July 4, 1998              1997
                                                                                 -----------------      -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income                                                                   $   1,640              $   3,306
        Adjustments to reconcile net income to net cash
            provided by operating activities:
               Non cash items primarily depreciation and amortization                    5,171                  4,131
               Increase (decrease), net of effect of acquisitions:
                 Accounts receivable                                                     2,672                    763
                 Inventories                                                           (11,447)                (4,065)
                 Accounts payable                                                        3,331                   (230)
                 Accrued expenses and other                                               (481)                 1,209
                 Federal and state taxes payable                                             -                    (73)
                                                                                     ---------              ---------
Net cash provided by operating activities                                                  886                  5,041

CASH FLOWS FROM INVESTING ACTIVITIES:
        Escrow cash received                                                             2,676                      -
        Restricted Cash                                                                    103                  3,127
        Purchases of property, plant and equipment                                       (8946)                (7,065)
        Deferred packaging costs                                                          (738)                  (550)
        Other                                                                             (773)                    47
                                                                                     ---------              ---------
Net cash used in investing activities                                                   (7,678)                (4,441)

CASH FLOWS FROM FINANCING ACTIVITIES:
        Borrowings under Revolving Credit Facility and
           other Long Term Debt                                                         10,544                 50,794
        Stock Repurchase                                                                  (126)               (21,283)
        Proceeds from exercise of stock options                                            667                    542
        Debt Repayments                                                                 (3,639)               (29,546)
        Deferred Financing Costs                                                          (300)                (1,207)
        Other                                                                               76                   (102)
                                                                                     ---------              ---------
Net cash provided by (used in) financing activities                                      7,222                   (802)
                                                                                     ---------              ---------

NET INCREASE (DECREASE) IN CASH                                                      $     430              $    (202)

CASH:

        Beginning of period                                                          $     243              $     294
                                                                                     ---------              ---------
        End of period                                                                $     673              $      92
                                                                                     ---------              ---------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
        Income taxes paid                                                            $     111              $   1,838
                                                                                     ---------              ---------
        Interest paid                                                                $   7,166              $   2,331
                                                                                     ---------              ---------

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING & INVESTING ACTIVITIES:
        Warrants issued in connection with debt financing                            $       -              $   1,094
                                                                                     ---------              ---------
        Note issued in exchange for stock repurchased                                $       -              $  16,372
                                                                                     ---------              ---------

      See notes to condensed consolidated financial statements.

                   NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE A -  BASIS OF PRESENTATION


The condensed consolidated balance sheet of NutraMax Products, Inc. and Subsidiaries (the "Company") as of July 4, 1998, the condensed consolidated statements of operations for the thirteen and forty weeks ended July 4, 1998 and the thirteen and thirty-nine weeks ended June 28, 1997, and the condensed consolidated statements of cash flows for the forty weeks ended July 4, 1998 and the thirty-nine weeks ended June 28, 1997 have been prepared by the Company without audit. In the opinion of the Company, all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at July 4, 1998, and for all periods presented, have been made.


Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's September 27, 1997 Annual Report on Form 10-K, as amended. The results of operations for the period ended July 4, 1998 are not necessarily indicative of the operating results for the full year.

NOTE B - ACQUISITION

On September 11, 1997, the Company acquired certain assets and assumed certain liabilities related to the first aid business of American White Cross, Inc. and Weaver Manufacturing Corporation. As of fiscal year end 1997, the Company had recorded an escrow receivable of $1,125,000 that was purchased as part of the acquisition and an escrow receivable of $1,751,000 related to purchase price adjustments. The purchase price was finalized in December 1997 and the $1,751,000 related to the purchase price adjustments was released from escrow and returned to the Company during the quarter ended January 3, 1998. During the quarter ended April 4, 1998, $375,000 was released and collected by the Company from the purchased escrow receivable associated with the acquisition. During the quarter ended July 4, 1998, an additional $550,000 was released from the purchased escrow receivable and collected by the Company. The Company is still in the process of obtaining appraisals on certain assets acquired. The excess of purchase price over estimated fair value of assets acquired may be adjusted based on the results of such appraisals.

                   NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



NOTE C - INVENTORY


Inventories are stated at the lower of cost (first-in, first-out method) or market.

                                                                      September 27,
                                                July 4, 1998               1997
                                                ------------          -------------
Raw materials                                    $20,418,000            $15,921,000
Finished goods                                    22,138,000             16,223,000
Work-in-process                                    2,535,000              1,953,000
Machine parts and factory supplies                 2,491,000              2,038,000
                                                 -----------            -----------
                                                 $47,582,000            $36,135,000
                                                 ===========            ===========



NOTE D - DEBT


The Company's Revolving Credit Facility of $25,000,000 had an outstanding balance of $24,626,000 on July 4, 1998. The interest rate was 8.7% based on LIBOR plus 2.5% and the prime rate. The Revolving Credit Facility expires on January 1, 2002.

A summary of Debt outstanding as of July 4, 1998 is as follows:



Revolving Credit Facility                             $ 24,626,000
Term Loans                                              48,160,000
Subordinated Debt                                        9,176,000
Industrial Development Bonds                             6,100,000
MEDIQ Note                                               5,915,000
Mortgages                                                2,800,000
Capital Lease Obligation                                   142,000
                                                      ------------
                                                      $ 96,919,000
Less:  Current maturities of long-term debt              7,012,000
                                                      ------------
Long Term Debt                                        $ 89,907,000
                                                      ============




During the quarter ended July 4, 1998, the Company obtained a five year mortgage of $2,800,000 for purposes of refinancing an existing mortgage as well as for the purchase of one of its manufacturing facilities previously leased. The interest rate was fixed upon closing at 8.1% based upon the five year U.S. Treasury Bond rate plus 2.5%. Principal payments for the first year are $25,000 per quarter and thereafter, monthly principal payments will be based upon a fifteen year amortization schedule. In connection with the mortgage, the Company received from its Senior and Subordinated lenders a waiver to allow for the additional indebtedness.

                   NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE D - DEBT (CONTINUED)

The agreements evidencing the Senior Debt and the Senior Subordinated Debt contain certain restrictive covenants including, without limitation, covenants with respect to the ratio of total debt to EBITDA, operating cash flows, interest coverage, capital expenditures, and covenants which prevent the payment of dividends. The Company requested waivers of the total debt to EBITDA, operating cash flows and minimum interest coverage covenants for the period ended July 4, 1998. As of August 18, 1998, the Company has been granted oral waivers of all the above mentioned covenants. Based upon conversations with senior lenders, written waivers are forthcoming and will be provided to the Company upon execution.



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

NOTE F - INCOME TAXES

The provision for income tax expense for the forty weeks ended July 4, 1998 has been computed using an estimated effective tax rate for the year ended October 3, 1998.


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

The Company has conducted an internal review of its computer systems to identify those areas that could be affected by Year 2000 failures. The Company believes that its integrated manufacturing, accounting, distribution and order entry system has built-in Year 2000 compliance. While the impact of the Year 2000 on the Company's customers and vendors is not yet known the Company is actively gathering further information. The Company expects to complete its Year 2000 study before the end of the calendar year.

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

NOTE I - COMMITMENTS

LEASES - The Company leases certain of its administrative, manufacturing, distribution and warehouse facilities under operating leases. The Company also leases certain equipment under operating and capital leases. During the second quarter of fiscal year 1998, the Company entered into new lease agreements for a distribution facility and certain equipment which increased the Company's annual future minimum payments under noncancelable operating and capital leases by approximately $480,000. During the third quarter of fiscal year 1998, the Company obtained a five year mortgage of $2,800,000 for purposes of refinancing an existing mortgage as well as for the purchase of one of its manufacturing facilities previously leased. The Company's annual future minimum payments with respect to these facilities remain substantially unchanged at approximately $375,000.

                   NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE J - SUBSEQUENT EVENT

On July 28, 1998, Mediq, Inc. released and delivered 623,597 escrowed shares pursuant to the indenture and escrow agreement relating to the Mediq Bonds. As a result, the Mediq note was paid down by $5,612,000 using proceeds from an increase in term notes.

On August 7, 1998, the Company entered into an amendment to the Stock Purchase Agreement with Cape Ann Investors to permit Cape Ann and its affiliates to purchase from time to time, in the open market or in privately negotiated transactions, up to an additional 245,000 shares of common stock of the Company. As of August 10, 1998, Cape Ann beneficially owned 1,008,168 shares of common stock of the Company and held warrants to purchase 215,425 shares of common stock of the Company.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


GENERAL


  The following discussion addresses the financial condition of the Company as of July 4, 1998 and its results of operations for the thirteen and forty weeks then ended, compared with the thirteen and thirty-nine week periods last year. On September 11, 1997, the Company acquired certain assets and assumed certain liabilities related to the first aid division of American White Cross, Inc. and Weaver Manufacturing Corp. (the "First Aid Business"). The acquisition was accounted for as a purchase and the results of operations of the First Aid Business are included in the Company's Consolidated Operations for the thirteen and forty weeks ended July 4, 1998. This discussion should be read in conjunction with the Management's Discussion and Analysis section included in the Company's Annual Report on Form 10-K, as amended, for the year ended September 27, 1997 to which the reader is directed for additional information.

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

                                                           Thirteen Weeks     Thirteen Weeks        Forty Weeks         Thirty-Nine
                                                               Ended               Ended               Ended            Weeks Ended
                                                           --------------     --------------        ------------       -------------
                                                           July 4, 1998        June 28, 1997        July 4, 1998       June 28, 1997
                                                           --------------     --------------        ------------       -------------


NET SALES                                                      100%                 100%               100%                 100%

COST OF SALES                                                   74                   74                 75                   73
                                                           --------------     --------------        ------------       -------------

GROSS PROFIT                                                    26                   26                 25                   27

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                    17                   14                 15                   14
                                                           --------------     --------------        ------------       -------------

OPERATING INCOME                                                 9                   12                 10                   13

OTHER EXPENSE                                                    7                    6                  7                    5
                                                           --------------     --------------        ------------       -------------

INCOME BEFORE INCOME TAX EXPENSE                                 2                    6                  3                    8

INCOME TAX EXPENSE                                               1                    3                  1                    3
                                                           --------------     --------------        ------------       -------------

NET INCOME                                                       1%                   3%                 2%                   5%
                                                           ==============     ==============        ============       =============




THIRD QUARTER 1998 COMPARED TO THIRD QUARTER 1997

  Net sales for third quarter ended July 4, 1998 were $27,355,000, an increase of $4,349,000, or 19%, over third quarter 1997 net sales of $23,006,000. Of the increase in net sales, approximately $9,000,000 was attributable to sales of First Aid products primarily offset by sales decreases in Cough/Cold ($2,300,000), Feminine hygiene ($700,000), Infant Care ($500,000), and a combined $900,000 decrease in the Adult Liquid Nutrition and Clotrimazole based yeast infection medication sales. The reduction in Adult Liquid Nutritionals and Clotrimazole based yeast infection medications is the result of a decision by the Company to withdraw from these markets and concentrate on products it directly manufacturers. The Company expects to complete the phase out of Adult Liquid Nutritionals and Clotrimazole by the end of this fiscal year.

  Gross profit for third quarter 1998 was $7,218,000 or 26% of net sales, as compared to $6,022,000 or 26% of net sales for the prior year's quarter. Although gross margins are comparable to the same quarter of the prior year, margins have improved by approximately 2% of net sales over the previous quarter. This improvement results from operational efficiencies at the Company's manufacturing facilities combined with sales of certain higher margins products in 1998 from the recently acquired First Aid Business.

  Selling, general and administrative expenses for third quarter 1998 were $4,889,000, or 17% of net sales, as compared to $3,289,000 or 14% of net sales for the prior year's quarter. The $1,600,000 increase is primarily attributable to expenses associated with operating the newly acquired First Aid Business as well as increased broker commissions and freight expense related to increased sales volume. The increase, as a percentage of net sales, is primarily attributable to increased amortization of goodwill and deferred financing costs associated with the purchase of the First Aid Business.

  Interest expense for the third quarter 1998 was $1,984,000 as compared to $1,443,000 in the prior year's quarter. This increase is a result of the increased debt associated with the acquisition of the First Aid Business.

  The effective income tax rate for the quarter was 37% which is 4% lower than the prior year's quarter. The decrease relates to benefits expected to be realized as a result of the Company's implementation of certain state tax planning strategies.

FORTY WEEKS ENDED JULY 4, 1998 COMPARED TO THIRTY-NINE WEEKS ENDED JUNE 28, 1997

  Net Sales for the forty weeks ended July 4, 1998 were $95,774,000, an increase of $25,555,000, or 36% over the same period sales for 1997 of $70,219,000. Of the increase in net sales approximately $26,800,000 was attributable to sales of First Aid products with added increases in the Opthalmics and Cough/Cold categories of $1,700,000 and $600,000, respectively, offset by decreases in the Feminine hygiene and Adult Liquid Nutrition/Clotrimazole based yeast infection medication sales of $900,000 and $2,700,000, respectively. The reduction in Adult Liquid Nutritionals and Clotrimazole based yeast infection medications is the result of a decision by the Company to withdraw from these markets and concentrate on products it directly manufactures. The Company expects to complete the phase out of Adult Liquid Nutritionals and Clotrimazole by the end of this fiscal year.

  Gross profit for the forty week period in 1998 was $23,954,000 or 25% of net sales, compared to $18,610,000 or 27% of net sales for the thirty-nine week period last year. The increase in gross profit is attributable to increased sales. The decrease in the gross margin as a percentage of net sales is primarily attributable to inefficiencies which occurred primarily during the fourth fiscal quarter of 1997 and related to the delay in the completion of the continuous cooking line which delayed production causing underabsorbed labor and overhead which was capitalized into inventory related to Cough/Cold products production, offset slightly by sales of certain higher margins products in 1998 from the recently acquired First Aid Business.

  Selling, general and administrative expenses for the forty week period in 1998 was $14,910,000 or 15% of net sales, compared to $9,884,000 or 14% of net sales for the thirty-nine week period last year. The $5,026,000 increase is primarily attributable to expenses associated with operating the newly acquired First Aid Business as well as increased broker commissions and freight expense related to increased sales volume. The increase, as a percentage of net sales, is primarily attributable to increased amortization of goodwill and deferred financing costs associated with the purchase of the First Aid Business.

  Interest expense for the forty week period in 1998 was $6,408,000 or 7% of net sales, compared to $3,245,000 or 5% of net sales for the thirty-nine week period last year. This increase is a result of the increased debt associated with the acquisition of the First Aid Business as well as the increased debt associated with the repurchase of the Company's shares from Mediq, Inc. in December 1996.

  The effective income tax rate for the forty week period in 1998 was 38% which is 2% lower than the comparable prior year's period. The decrease relates to benefits expected to be realized as a result of the Company's implementation of certain state tax planning strategies.

LIQUIDITY AND CAPITAL RESOURCES

  As of July 4, 1998 the Company had working capital of $39,604,000 as compared to working capital of $38,602,000 as of September 27, 1997. The increase in working capital was primarily attributable to increased inventories offset by a decrease in accounts receivable and an increase in accounts payable. The increase in inventory is primarily attributable to an increase in cough/cold inventory to meet current and future customer order requirements.

  Net cash provided in operating activities was $886,000 for the forty weeks ended July 4, 1998, as compared to $5,041,000 provided by operating activities in the thirty-nine week period ended June 28, 1997. This decrease was primarily attributable to increased inventories and interest offset by a reduction in accounts receivable and an increase in accounts payable.

  Net cash used in investing activities was $7,678,000 for the forty weeks ended July 4, 1998, consisting primarily of $2,800,000 used to purchase one of the Company's manufacturing facilities, as well as funds used for additions to capital equipment offset by escrow proceeds received relating to the acquisition of the First Aid Business. The Company anticipates additional capital expenditures of approximately $500,000 for the remainder of fiscal 1998. The expenditures relate primarily to additional manufacturing capacity requirements. These expenditures are expected to be financed through cash generated from operations.

  Net cash provided by financing activities was $7,222,000 for the forty weeks ended July 4, 1998, consisting of borrowings of $10,544,000 primarily resulting from the funding of increases in inventories and the purchase of a manufacturing facility offset by debt repayments of $3,639,000. During the second quarter of fiscal 1998, the Company entered into new lease agreements for a distribution facility and certain equipment which increased the Company's annual future minimum payments under noncancelable operating and capital leases by approximately $480,000.

  The Company's Revolving Credit Facility of $25,000,000 had an outstanding balance of $24,626,000 on July 4, 1998. The interest rate was 8.7% based on LIBOR plus 2.5% and the prime rate. The Revolving Credit Facility expires on January 1, 2002. The Company requested waivers of the total debt to EBITDA, operating cash flows and minimum interest coverage covenants for the period ended July 4, 1998. As of August 18, 1998, the Company has been granted oral waivers of all the above mentioned covenants. Based upon conversations with senior lenders, written waivers are forthcoming and will be provided to the Company upon execution.

  The Company believes that its existing working capital, anticipated funds to be generated from operations, and funds available under the Revolving Credit Facility will be sufficient to meet the Company's operating and capital needs during fiscal 1998. However, depending upon future growth of the business, additional financing may be required.

SUBSEQUENT EVENT


  On August 7, 1998, the Company entered into an amendment to the Stock Purchase Agreement with Cape Ann Investors to permit Cape Ann and its affiliates to purchase from time to time, in the open market or in privately negotiated transactions, up to an additional 245,000 shares of common stock of the Company. As of August 10, 1998, Cape Ann beneficially owned 1,008,168 shares of common stock of the Company and held warrants to purchase 215,425 shares of common stock of the Company.


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

ITEM 5.   OTHER INFORMATION


  The Securities and Exchange Commission recently adopted certain amendments to its rules governing the submission by shareholders of proposals intended to be presented at meetings of shareholders. These amendments, which became effective on June 29, 1998, included granting the Company the right to exercise discretionary voting authority with respect to certain shareholder proposals of which the Company did not have notice within a specified time period prior to the meeting.

  Under the amended rules, if a shareholder proposal intended to be presented at the Company's 1999 Annual Meeting of Shareholders (other than proposals that are included in the Company's proxy statement and form of proxy pursuant to and in compliance with Rule 14a-8 of the Securities Exchange Act of 1934) (a "Non-Rule 14a-8 Proposal") is received by the Company after December 14, 1998 and such proposal is submitted to a vote of the shareholders at such meeting, the Company will have discretionary voting authority with respect to such proposal to vote proxies solicited by the Board of Directors in the manner determined by the Company's proxies. If a Non-Rule 14a-8 proposal is submitted to the Company on or prior to December 14, 1998, the Company will have discretionary voting authority with respect to such proposal under certain circumstances pursuant to Rule 14a-4 of the Securities Exchange Act of 1934.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


     (a)  Exhibits:

          Exhibit 10  -Amendment, dated August 7, 1998, to the Stock Purchase
                       Agreement dated August 12, 1997 by and between NutraMax Products, Inc. and Cape Ann Investors, L.L.C. appears on page 18-19.


          Exhibit 11  -Statement re: Computation of Per Share Earnings appears on page 20.


          Exhibit 27  -Financial Data Schedule appears on page 21.


     (b)  Reports on Form 8-K.

          No reports on Form 8-K were filed in the quarter ended July 4,1998.

                   NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES
                       THIRTEEN WEEKS ENDED JULY 4, 1998




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



                                          NutraMax Products, Inc.
                                      --------------------------------
                                                (Registrant)








   August 18, 1998
 -------------------
    (Date)                            /s/ Robert F. Burns
                                      ------------------------------------
                                      Robert F. Burns
                                      Vice President and
                                      Chief Financial Officer