Form 10-K
period 1998-10-03
NUTRAMAX PRODUCTS INC /DE/
filed 1998-12-30
CIK 818467

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                  ---------------------------------------------
                                   FORM 10-K

   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

For the fiscal year ended: October 3, 1998       Commission File Number O-18671


                            NUTRAMAX PRODUCTS, INC.
            (Exact name of registrant as specified in its charter)

      Delaware                                              061200464
      (State or other jurisdiction                          (I.R.S. Employer
      of incorporation or organization)                     identification No.)

      51 Blackburn Drive, Gloucester, Massachusetts          01930
      (Address of Principal executive offices)              (Zip code)

      Registrant's telephone number, including area code: (978) 282-1800

                  ---------------------------------------------
       Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act
                    Common Stock, par value $.001 per share

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

The aggregate market value of the registrant's voting stock held by non-affiliates (based upon the closing price of $5.13 on December 24, 1998) was approximately $12,324,861. As of December 24, 1998 there were 5,672,501 shares of Common Stock, par value $.001 per share, outstanding.

Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [_] NO [X]

                  --------------------------------------------
                      DOCUMENTS INCORPORATED BY REFERENCE

Portion of the Proxy Statement for the Annual Meeting of Stockholders to be held in 1999 are incorporated by reference into Part III. The Index to Exhibits begins on Page 30.

                                    PART I

ITEM 1. BUSINESS

GENERAL

NutraMax Products, Inc. (the "Company") was incorporated on April 20, 1987 under the laws of the State of Delaware and is the successor by merger in July 1990 to Aid-Pack, Inc., formally a wholly-owned subsidiary of MEDIQ Incorporated ("MEDIQ").

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

PRODUCTS

Feminine Needs - The Company manufactures disposable douches for sale under its value brands Sweet' n Fresh(R) and Sweet Love(R) and on a private label basis. In February 1996, the Company acquired certain assets of the Hospital Specialty Company Division of the Tranzonic Companies related to the manufacture and sale of feminine hygiene products. Sales of douche products in fiscal 1998 were 13% on net sales, as compared to 19% in 1997 and 23% in 1996.

Cough/Cold products- The Company is the leading manufacturer and distributor of private label cough drops and throat lozenges, and also manufactures cough drops on a contract basis. The Company offers and extensive line of solid dosage cough/cold products, including cough drops, throat lozenges, sugar-free products, vitamin C drops and liquid center items. Sales of cough/cold products represented 27%, 34% and 31% of net sales in fiscal 1998, 1997 and 1996, respectively.

Baby Care- The Company manufactures disposable baby bottle liners on a private label basis and under its value brand Fresh n Easy(R). The Company manufactures pediatric electrolyte oral maintenance solution, a product which is used to replace minerals lost by children who suffer from diarrhea and vomiting, for sales under its value brand NutraMax Baby Care Pediatric Electrolyte and on a private label basis. During fiscal years 1998, 1997 and 1996, sales of baby care products represented 11%, 15% and 15% of net sales, respectively.

Ophthalmics - The Company manufactures private label over-the-counter and prescription ophthalmic products for retail and industrial customers, including over-the-counter contact lens solutions, artificial tears and eye drops, as well as generic prescription eye care products. Sales of ophalmic products represented 8%, 10% and 9% of net sales in fiscal 1998, 1997 and 1996 respectively.

Adult Nutrition Products - in March 1995, the Company introduced a new line of adult high calorie liquid nutrition products which were sold under its value brand NutraMax Plus High Calorie Liquid Nutrition and on a private label basis. During fiscal 1996, the Company introduced a lower calorie version of this same product sold under its value brand name NutraMax Complete Liquid Nutrition. These products were manufactured by a third party and marketed by the Company through its distribution channels. During fiscal 1998, 1997 and 1996 sales of adult liquid nutrition products represented 1%, 4% and 5% of net sales, respectively. The Company withdrew from this market in 1998.

Personal Care - The Company manufactures ready-to-use disposable enemas for sale under its value brand Pure & Gentle, on a private label basis and for the institutional market. During fiscal 1998, 1997 and 1996 sales of Personal Care products represented 4%, 5% and 5% of net sales, respectively.

Oral Care - In October 1995, the Company acquired the assets and assumed certain liabilities of Mi-Lor Corporation, Professional Brushes, Inc. and Codent Dental Products, Inc., companies engaged in the manufacturing and marketing of tooth brushes, dental floss and related products for the store brand market. The acquisition was the Company's entry into the private label oral care segment. Oral care products sales represented 6%, 8% and 9% of net sales for fiscal
1998, 1997 and 1996, respectively.

First Aid Products- In September 1997 the Company acquired certain assets and assumed certain liabilities of American White Cross, Inc. and Weaver Manufacturing Corporation (collectively "AWC"), companies engaged in the manufacturing and marketing of adhesive bandages and related products for both the store brand and institutional markets. The acquisition marked the Company's entry into the private label first aid market. these products are manufactured in a 253,000 square foot leased facility in Houston, Texas. The first aid products are being marketed by the Company through its existing distribution channels. Sales of first aid products represented 28% and 2% of net sales for fiscal 1998 and 1997, respectively.

Other Products -The Company's other products consist principally of a patented line of sterile, profiled, disposable dilution bottles used in laboratory testing of water, waste water, foods, drug products, pharmaceuticals and cosmetics. Sales of these other products totaled 2%, 3% and 3% of net sales in fiscal 1998, 1997 and 1996, respectively.

NEW PRODUCT STRATEGY

The Company's growth strategy includes the acquisition and development of new products,and the extension and modification of existing product lines to correspond with national branded products and product variations. The Company expects to add new product lines through Internal development, acquisition and joint venture or partnership agreements. The Company contemplates that product line expansion will enable the Company to capitalize on its established distribution channels and manufacturing marketing expertise. New products will most likely focus on consumer packaged goods, including health and personal care products.

MARKETING AND DISTRIBUTION

The Company utilizes national brand marketing methods to meet the specific needs of its customers. Such marketing methods include designing contemporary packaging to improve point-of-purchase impact and increase consumer appeal. Teh Company also uses price, display, packaging, bonus and multi-pack promotions to increase sales and retailer support. Sales are made through the Company's sales representatives and independent brokers.

CUSTOMERS

For fiscal years 1998, 1997 and 1996, Walmart Stores, Inc. accounted for 9%, 11% of net sales respectively, and American Home Products, Inc. accounted for 7%, 10% and 11% of net slaes respectively. While the Company seeks to continually expand its distribution and customer base, the loss of one or more of its largest customers, if not replaced with other comparable businesses, could have a material addverse affect on the Company's results of operations.

COMPETITION

The markets in which the Company competed are dominated by nationally advertised brand name products marketed by established consumer packaged goods companies, most of which have greater marketing, financial and human resources than the Company. The Company also competed with several other private label manufacturers and marketers. Competition for consumer health and personal care products is based primarily on product reability, price, customer service, and the ability to provide tamper resistant/evident packing. Growth in sales of private label products is also dependent on increasing the amount of shelf space available at retail stores in order to maximize brand awareness and consumer trial. The Company experiences aggressive price competition from time to time from branded and other private label competitors. There can be no assurance that such price competition will not have a material adverse effect on the Company's results of operations (sec "ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operation").

GOVERNMENT REGULATION AND HEALTH ISSUES

The Company is registered with the Food & Drug Administration ("FDA") as a manufacturer for certain of its products. The primary forms of governmental regulation are the current "good manufacturing practices" and "good laboratory practices" guidelines administered by the FDA, which set forth the protocols to be followed in the manufacture, storage, packaging and distribution of medical products for human use. Certain of the Company's ophthalmic products are subject to additional FDA regulations relating to pre-market approval of products. The Company's operations are also subject to periodic inspections by the FDA. Promotional claims made with respect to health and personal care products are also subject to regulations by the FDA, and by the Federal Trade Commission.

The use of health and personal care products may result in allergic or other adverse reactions in users. Since 1952, a number of studies have been published in medical journals concerning the relationship of douching to the incidence of pelvic inflamatory disease. These studies provide no conclusive results on the issue of whether douching causes this disease. A 1990 study showed an association between douching and the disease and concluded that further studies were needed. A 1993 study stated that the results of the study lend support to the hypotheses that douching can predispose a women to pelvic inflammatory disease. Although the Company believes its douche products are safe when used in accordance with instructions accompanying the product package, negative, publicity resulting from such studies and any future studies and affect sales of douche products. In such event there could be a material adverse effect on the Company's results of operations.

EMPLOYEES

The Company has approximately 1,200 full-time employees engaged in quality control, marketing and sales, general corporate and administrative positions and manufacturing operations. The Company is currently negotiating a collective bargaining agreement with the United Food and Commercial Workers Local 328 covering approximately 235 employees at the Brockton, Massachusetts facility. The Company believes that relations with its employees are satisfactory.

ITEM 2. PROPERTIES

The Company currently operates the following facilities (which are owned unless otherwise indicated):

Approximate Location            Type of Facility                     Square Feet
--------------------            ----------------                     -----------

Gloucester, Massachusetts (1)   Corporate and Administrative Officers
                                Manufacturing and Distribution           131,000
Fairton, New Jersey             Manufacturing                             48,000
Brockton, Massachusetts         Manufacturing                             89,000
Florance, Massachusetts (2)     Manufacturing                             88,000
Houston, Texas (3)              Distribution and Manufacturing           253,000
Elmwood Park, NJ                Manufacturing                             10,000
--------------------------------------------------------------------------------
(1) Consists of four facilities, of which two are leased, including a lease effective January 1, 1998 for an 80,000 square foot distribution center which provides consolidated warehousing and shipping of finished goods.
(2) Acquired in October 1995.
(3) Leased facility effective September 1997.

The Company believes that its presents facilities will be adequate for all of its reasonably foreseeable manufacturing, warehousing and distribution requirements, or that alternative facilities can be obtained at a reasonable costs.

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

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1998.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

MARKET INFORMATION

The following table sets forth, for the periods indicated, the high and low prices for the Company's common stock as reported by The Nasdaq stock Market, Inc. ("NASDAQ"). The Company's common stock is traded on the NASDAQ SmallCap Market System under the Symbol "NMPC".

                  Fiscal 1998             High              Low
                  -----------             ----              ---

                  First Quarter        $14.750          $11.500
                  Second Quarter        15.000           12.313
                  Third Quarter         12.625            9.000
                  Fourth Quarter         9.750            5.375

                  Fiscal 1997             High              Low
                  -----------             ----              ---

                  First Quarter        $11.000           $8.500
                  Second Quarter        12.875           10.000
                  Third Quarter         14.000           11.125
                  Fourth Quarter        16.000           12.500

COMMON STOCK HOLDERS

The Company believes there are approximately 1,500 holders of common stock, including individual's shares held in street name by brokers.

DIVIDENDS

The Company has never declared or paid any cash dividends. The declaration of dividends by the Company in the future will at all times be subject to the sole discretion of the Company's Board of Directors, and will depend upon operating results, capital requirements, financial position and bank covenant compliance. The Company's Senior and Subordinated Debt agreements prohibit the payment of dividends. See note to the consolidated financial statements included elsewhere herein.

RECENT SALES OF UNREGISTERED SECURITIES

In order to finance in part the Company's acquisition of certain assets related to the First Aid business of American White Cross, Inc., on September 11, 1997, pursuant to the terms of a Stock Purchase Agreement dated as of August 12, 1997, as amended (the "1997 Stock Purchase Agreement"), by and between the Company and Cape Ann Investors, L.L.C. ("Cape Ann"). Cape Ann purchased 846,154 shares of Common stock from the Company in a private placement transaction for an aggregate purchase price of $11,000,000.

On October 29, 1997, the Company offered to purchase up to an aggregate of 450,000 shares of the Company's then outstanding Common Stock within a price range of $11.00 per share up to $12.75 per share pursuant to a modified Dutch auction issuer tender offer (the "Tender Offer"). Upon completion of the Tender Offer on November 28, 1997, the Company purchased and resold an aggregate of 250,668 shares of outstanding Common Stock at a purchase price of $12.75 per share. The shares were sold by the Company to: (i) Cape Ann Investors, L.L.C., the Company's largest stockholder (an affiliate); (ii) Bernard J. Korman, the Company's Chairman of the Board, (iii) Donald E. Lepone, the Company's Chief Executive Officer; and (iv) Donald M. Gleklen, a member of the Board of Directors of the Company. The Company undertook the Tender Offer in order to provide added market liquidity for the existing stockholders of the Company who wished to sell their shares as a result of the Company's 1997 fourth quarter performance.

On December 14, 1997 the Company issued 225,000 warrants to purchase shares of the Company's common stock to Cape Ann and certain parties. The warrants are exercisable at $3.60 per share for a period of 5 years commencing on October 14, 1998.

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

Fiscal Year Ended
                                                   ---------------------------------------------------------------------------------
                                                      Oct. 3,         Sept. 27,        Sept. 28,        Sept. 30,        Oct. 1,
                                                     1998 (1)        1997 (2)(3)      1996(4)(5)           1995         1994 (6)
                                                   ------------      -----------      ----------        ---------       --------
                                                                        (in thousands, except per share data)
Income Statement Data:
Net Sales                                            $128,434           $94,331         $80,479          $63,111         $55,958
Cost of sales                                          95,463            71,728          57,686           45,916          38,752
Cost of sales-inventory adjustments-AWC                 6,649                --              --               --              --
                                                     --------           -------         -------          -------         -------
Gross profit                                           26,322            22,603          22,793           17,195          17,206
Selling, general and administrative expenses           21,118            13,947          11,662            8,694           9,281
Accounts receivable and other adjustments-AWC           1,065                --              --               --              --
                                                     --------           -------         -------          -------         -------
Operating income                                        4,139             8,656          11,131            8,501           7,925
Other income (expense):
Interest expense                                       (8,449)           (5,042)         (1,479)          (1,427]           (928)
Other                                                     (36)              184            (289)             316              95
                                                     --------           -------         -------          -------         -------
Income (loss) before income tax (benefit) expense      (4,346)            3,798           9,363            7,390           7,092
Income tax (benefit) expense                           (1,475]            1,536           3,680            2,916           2,832
                                                     --------           -------         -------          -------         -------
Net income (loss)                                    $ (2,871)          $ 2,262         $ 5,683          $ 4,474         $ 4,260
                                                     ========           =======         =======          =======         =======
Basic Earnings (Loss) Per Share:
  Per share amount                                   $   (.51)          $   .38         $   .66          $   .52         $   .50
                                                     ========           =======         =======          =======         =======
  Weighted average shares                               5,650             5,797           8,531            8,520           8,480
                                                     ========           =======         =======          =======         =======
Diluted Earnings (Loss) Per Share:
  Per share amount                                   $   (.51)              .39             .67               .53            .50
                                                     ========           =======         =======          =======         =======
  Weighted average shares                               5,650             5,797           8,531            8,520           8,480
  Effect of dilutive securities:
    Stock options                                          --                79              63               77             114
    Warrants                                               --                47              --               --              --
                                                     --------           -------         -------          -------         -------
  Adjusted weighted average shares                      5,650             5,923           8,594            8,597           8,594
                                                     ========           =======         =======          =======         =======
                                                                                         As of
                                                   ---------------------------------------------------------------------------------
                                                      Oct. 3,         Sept. 27,        Sept. 28,        Sept. 30,        Oct. 1,
                                                     1998 (1)        1997 (2)(3)      1996(4)(5)           1995         1994 (6)
                                                   ------------      -----------      ----------        ---------       --------
                                                                        (in thousands, except per share data)
Balance Sheet Data:
Working capital                                       $29,899           $38,602          $9,491          $14,152         $13,172
Total assets                                          138,751           132,759          82,878           63,074          60,450
Long-term debt, less current maturites                 81,625            85,542          11,780           12,550          16,183
Stockholders' equity                                   21,194            23,479          45,817           39,233          34,757


(1) In the fourth fiscal quarter of fiscal 1998, the Company adjusted inventory and accounts receivable of AWC by $6,649,000 and $1,065,000, respectively. See discussion in Note B to the consolidated financial statements.

(2) In September 1997, the Company acquired certain assets of a manufacturer of first aid products for $37,170,000 in cash plus transaction related expenses of approximately $700,000, which was financed by additional term loans and revolving credit facility borrowings and the private placement of 846,154 shares of the Company's common stock. (See note B to the consolidated financial statements)

(3) In December 1996, the Company repurchased 4,037,258 shares of its common stock from MEDIQ, Inc. for $36,335,000. The transaction was financed by a combination of term loans and subordinated debt. (See note M to the consolidated financial statements)

(4) In February 1996, the Company acquired certain assets of a manufacturer of feminine hygiene products for $2,367,000 in cash which was financed by additional term loan borrowings.

(5) In October 1995, the Company acquired the assets of a manufacturer of private label toothbrushes and dental floss for $1,800,00 in cash and liabilities assumed of $363,000, and the transaction resulted in related expenses of $681,000 which was financed from the Company's revolving credit facility.

(6) In December 1993, the Company acquired a manufacturer and distributor of private label cough/cold products for $13,500,000 which was financed with proceeds from a revolving credit facility.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and notes (hereto, contained elsewhere herein. References to a year means the Company's fiscal year, unless the context otherwise requires.

RESULTS OF OPERATIONS

The consolidated Statements of Operations include the results of operations of acquired companies and businesses from the dates acquired; certain assets of American White Cross, Inc. and Weaver Manufacturing Corporation ("AWC")(September 1997); and certain assets of the Hospital Specialty Company Division of the Tranzonic Companies (February 1996); certain assets of Mi-Lor Corporation, ("Mi-Lor"), Professional Brushes, Inc. ("Professional Brushes") and Codent Dental Products, Inc. ("Codent")(October 1995). The following table sets forth, for all periods indicated, the percentage relationship that items in the Consolidated Statements of Operations bear to net sales.

                                                          Year Ended
                                            ------------------------------------
                                             Oct. 3,      Sept. 27,    Sept. 28,
                                              1998          1997         1996
                                            --------     ----------   ----------
Net Sales                                     100%          100%         100%
Cost of sales                                  75            76           72
Cost of sales-inventory adjustments-AWC         5            --           --
                                            --------     ----------   ----------
Gross profit                                   20            24           28
Selling, general and administrative
 expenses                                      16            15           14
Accounts receivable and other
 adjustments--AWC                               1            --           --
                                            --------     ----------   ----------
Operating income                                3             9           14
Other expense                                  (6)           (5)          (2)
                                            --------     ----------   ----------
Income (loss) before income tax (benefit)
 expense                                       (3)            4           12
Income tax (benefit) expense                   (1)            2            5
                                            --------     ----------   ----------
Net income (loss)                               2%            2%           7%
                                            ========     ==========   ==========

Fiscal Year 1998 Compared to Fiscal Year 1997

Net sales for 1998 were $128,434,000, an increase of $34,103,000 or 36% over 1997 net sales of $94,331,000. The net sales increase is primarily attributable to the inclusion of AWC ("the First Aid business") the First Aid business for a full year ($34,400,000), increased Ophthalmic business revenue due to increased distribution and Cough/Cold sales volume increases resulting from increased distribution both in the private label and contract manufacturing markets, offset by decreases in sales of Feminine Needs products as a result of decreased promotional activity during the year.

Gross profit for 1998 was $26,322,000 or 20% of net sales, as compared to $22,603,000 or 24% of net sales in 1997. The increase in gross profit dollars is primarily a result of the inclusion of the First Aid business for a full year in 1998. The decrease in gross profit percentage relates primarily to $6,600,000 of fourth quarter adjustments associated with the First Aid business inventory. Without these adjustments, the results would have indicated an improvement in gross profit from 24% in 1997 to 25% in 1998. This improvement would have been the result of the inclusion of the First Aid business for a full year, which has a higher gross margin than the Company's historic gross margin, as well as operational efficiencies in the Personal Care, Ophthalmic and Oral Care facilities, offset by higher costs of operations in the Cough/Cold facility in the first and second quarters of 1998 related to the delayed shipments and under-absorbed labor and overhead costs. For further discussion on adjustments associated with the First Aid business see Note B to the consolidated financial statements.

Total selling, general and administrative expense for 1998 was $22,183,000 or 17% of net sales as compared to $13,947,000 or 15% of net sales for 1997. Included in this amount is $1,065,000 related to accounts receivable and other adjustments associated with the First Aid business. For further discussion see Note B to the consolidated financial statements. The dollar increase is primarily attributed to the inclusion of the First Aid business for a full year ($2,510,000), increase goodwill amortization related to the First Aid business ($527,000), an increase of $850,000 in bad debt expense related to the Company's exit of the Adult Liquid Nutritional market and increased freight, commission, professional fees and promotional expense related to increased volume ($3,427,000). The percentage increase is primarily related to increased bad debt expense associated with the Company's exit of the Adult Liquid Nutritional market, and a full year of goodwill amortization related to the acquisition of the First Aid business.

Interest expense for 1998 was $8,449,000 as compared to $5,042,000 for 1997. The increase is primarily attributable to the increase borrowings associated with the acquisition of the First Aid business (see Purchase of American White Cross, Inc. and Weaver Manufacturing Corporation).

Income tax benefit for 1998 was $1,475,000 as compared with income tax expense of $1,536,000 for 1997. The decrease is primarily attributed to the loss in 1998 with respect to adjustments to assets associated with the First Aid business (see Note B to the consolidated financial statements) as well as the impact of state tax planning strategies implemented during the year. The effective tax rate in 1998 was 33.9% compared with 40.4% in 1997 as a result of state tax planning strategies offset by valuation allowances recorded in 1998.

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

Gross profit for 1997 was $22,603,000 or 24% of net sales, as compared to $22,793,000 or 28% of net sales in 1996. The decrease in gross margin is primarily attributable to a delay in the completion of a major capital expansion program at the Cough/Cold division. New production capacity, centered around a new continuous cooking line used to manufacture cough drops, became operational later than planned. This delay, coupled with increased Cough/Cold product orders resulted in delayed shipments and under absorbed labor and overhead.

Selling, general and administrative expense for 1997 was $13,947,000 or 15% of net sales as compared to $11,662,000 or 14% of net sales for 1996. The dollar increase is primarily attributed to increase in freight expense, broker commissions, amortization of financing costs, professional services and promotion expense related to increased sales volumes and additional debt refinancing costs. The percentage increase is primarily related to increased freight expense resulting from shipping inefficiencies related to the capacity expansion delay at the Cough/Cold division.

Interest expense for 1997 was $5,042,000 as compared to $1,479,000 for 1996. The increase is primarily attributable to the increased borrowings associated with the MEDIQ Stock Repurchase (see note M to the consolidated financial statements).

Income tax expense for 1997 was $1,536,000 compared with $3,680,000 in 1996. This reduction is primarily related to the reduction in pretax income. The effective tax rate was 40.4% in 1997 compared with 39.3% for 1996. The increase relates to an increase in the overall state tax rate in 1997.

SEASONALITY

During the last four months of the calendar year, retailers focus their merchandising efforts on, and devote more shelf space to, seasonal and holiday merchandise. As a result, sales of certain of the Company's products tend to be weaker in the Company's first quarter (ending in December), and normally strengthen in the second quarter as retailers replenish their shelves with health and personal care products. Sales of Pediatric Electrolyte and Cough/Cold products may help mitigate weaker sales in the Company's first quarter, as the Company's customers purchase such products to stock inventories in anticipation of an increase in winter sales. The Company's First Aid business sales are higher in its fourth fiscal quarter. Consequently, the results of any one quarter may not necessarily be indicative of results of future quarters.

LIQUIDITY AND CAPITAL RESOURCES

As of October 3, 1998, the Company's working capital decreased to $29,899,000 from $38,602,000 on September 27, 1997. The net decrease in working capital is the result of an increase in the current portion of long-term debt, an increase in accrued payroll and related taxes and a decrease in accounts receivable and escrow receivable, partially offset by increases in prepaid expenses and other current assets including $2,800,000 of estimated federal income tax refund associated with the tax lost generated in fiscal 1998. Net cash provided by operating activities decreased to $2,964,000 in 1998 from $4,249,000 in 1997 which was primarily attributable to an increase in depreciation and amortization expense related to increased capital expenditures as well as a full year of amortization of goodwill related to the First Aid acquisition, an increase in deferred taxes primarily related to an increase in depreciation, amortization and other timing differences offset by increased investment tax credits, a decrease in accounts receivable related to improved collection efforts offset by a decrease in net income, an increase in prepaid expenses and other current assets primarily related to an income tax receivable and prepaid insurance as well as a decrease in accounts payable and accrued expenses related primarily to a decrease in accrued interest payable.

Net cash used in investing activities was $6,050,000 and consists primarily of capital expenditures (primarily for additional capacity) and an increase in deferred packaging costs related to new items offset by escrow cash received related to the AWC acquisition. The Company anticipates capital expenditures of approximately $2,300,000 in fiscal 1999 for additional manufacturing capacity. Management anticipates that these expenditures will be financed with existing working capital.

Net cash provided from financing activities totaled $3,604,000 and include borrowings of $13,227,000; proceeds of $666,000 from the exercise of stock options; offset by debt repayments of $9,312,000 and deferred financing costs.

On December 31, 1996 pursuant to the terms of an Amended and Restated Stock Purchase Agreement (the "Stock Purchase Agreement") dated November 20, 1996 among MEDIQ, Inc. MEDIQ Investment Services, Inc. and the Company, the Company purchased and retired (except as noted below) from MEDIQ all 4,037,258 shares of the Company's common stock owned by MEDIQ (the "MEDIQ Shares"), of which 33,597 and 657,194 were held in escrow (the "MEDIQ Escrowed Shares") as of October 3, 1998 and September 27, 1997, respectively, in support of MEDIQ's 7.5% Subordinated Debentures due 2003 (the "MEDIQ Bond"). The aggregate purchase price of the MEDIQ Shares was $36,335,000 representing a purchase price of $9.00 per share (the "Purchase Price"). The Company paid MEDIQ $19,963,000 of the $36,335,000 purchase price in cash and delivered to MEDIQ a promissory note (the "MEDIQ Note") for the remaining $16,372,000 of the purchase price. The balance of the note as of October 3, 1998 and September 27, 1997 was $302,000 and $5,915,000 respectively. The MEDIQ Note is payable in installments as MEDIQ Escrowed Shares are released from escrow, pursuant to the indenture (the MEDIQ Indenture") and escrow agreement to relating the MEDIQ Bonds, together with interest at the annual rate of 7.5%, reduced, however, to 5%, 4% and 3% if the note remains outstanding longer than 18, 30 and 42 months. The current interest rate is 5%.

Pursuant to the Stock Purchase Agreement, to the extent that any holder of a MEDIQ Bond (other than MEDIQ) presents such MEDIQ Bond for exchange for MEDIQ Escrowed Shares in accordance with the terms of the MEDIQ Indenture and MEDIQ delivers MEDIQ Escrowed Shares to such holder, (i) the principal amount of the MEDIQ Note shall be reduced by an amount equal to the product of the number of MEDIQ Escrowed Shares so delivered by MEDIQ to such holder and $9.00, and (ii) the principal amount of the MEDIQ Note shall further be reduced by an amount (the "Excess Cash Amount") equal to the product of the number of Escrowed Shares so delivered by MEDIQ and the number which is equal to the difference between
(x) $1,000 divided by the then exchange rate of the MEDIQ Bonds provided in the indenture, and (y) $9.00; provided, however, that in lieu of such further reduction in the principal amount of the MEDIQ note under the foregoing clause
(ii), the Company may elect to receive an amount in cash from MEDIQ equal to the Excess Cash Amount. There has been no conversion of MEDIQ Escrowed Shares through October 3, 1998.

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

Pursuant to the Senior Debt Financing, the Company had senior secured credit facilities in the aggregate principal amount of $60,000,000 (the "Senior Debt"), consisting of (i) a $20,000,000 term loan (the "Term Loan A"), (ii) a $15,000,000 term loan (the "Term Loan B" and, together with the Term Loan A, the "Term Loans"), (iii) a $20,000,000 letter of credit to support the MEDIQ Note relating to the MEDIQ Stock Repurchase (the "Stock Repurchase Letter of Credit"), (iv) a $17,300,000 revolving credit facility (the "Revolving Credit Facility"), and (v) a $8,100,000 letter of credit to support the Company's Industrial Development Bonds (the "IDB Letter of Credit" and, together with the Stock Repurchase Letter of Credit, the "Letters of Credit"). The purpose of obtaining the Senior Debt Financing was to permit the Company to finance the MEDIQ Stock Repurchase, to refinance the Company's existing indebtedness and to satisfy the Company's working capital requirements. At the closing of the Senior Debt Financing on December 31, 1996 (the "Senior Debt Closing"), $18,628,000 of the Term Loan A was drawn by the Company and the Stock Repurchase Letter of Credit was issued by the senior lender. As of September 27, 1997, $19,250,000 was outstanding under Term Loan A, $9,085,000 was outstanding under Term Loan B and $12,790,000 was outstanding under the Revolving Credit Facility, with interest rates of 8.27%, 9.5% and 9.5% respectively. As of October 3, 1998 $17,075,000 was outstanding under Term Loan A, $14,698,000 was outstanding under Term Loan B and $19,763,000 was outstanding under Revolving Credit Facility, with interest rates of 8.19%, 8.69% and 8.19%, respectively.

Pursuant to the Subordinated Debt Financing, the Company's subordinated lender has provided the Company with an aggregate principal amount of $10,000,000 (the "Senior Subordinated Debt") in the form of senior subordinated notes (the "Senior Subordinated Notes") issued to the subordinated lender. The Senior Subordinated Notes mature on March 31, 2005 and bear interest at 11.5%. Interest on the Senior Subordinated Notes is payable quarterly in arrears, commencing on the first calendar quarter of calendar 1997. In connection with the Subordinated Debt Financing, the Company issued to the subordinated lender warrants to purchase 273,419 shares of common stock of the Company (representing approximately 4.5% (on a fully diluted basis) of the total outstanding common stock as of December 31, 1996) at $9.00 per share, subject to certain adjustments to prevent dilution, exercisable for a ten year period beginning with the date of issue.

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

As of October 3, 1998 and September 27, 1997, $10,000,000 was outstanding under the Additional Term Loan A, $12,000,000 under the Additional Term Loan B and $4,243,000 under the Additional Revolving Credit Facility with interest rates of 8.19%, 8.69% and 8.19%, respectively for 1998 and 8.75%, 10% and 9.5%, respectively for 1997.

The agreements evidencing the Senior Debt and the Senior Subordinated Debt contain certain restrictive covenants including, without limitation, covenants with respect to the ratio of total debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"), operating cash flow, interest coverage, capital expenditures and prevent the payment of dividends. The Company was in default of its total debt to EBITDA, operating cash flows, minimum interest coverage, maximum capital expenditures and minimum net worth covenants as of and for the period ended October 3, 1998. The Company requested and was granted waivers of these covenants as of and for the period ended October 3, 1998. The Company has also obtained from the Company's senior and subordinated lenders, amendments to such covenants. (see Recent Developments and note P to the consolidated financial statements).

On October 29, 1997 the Company announced that it would purchase from its stockholders in a Dutch auction self tender up to 450,000 shares of its common stock at a purchase price not greater that $12.75 per share nor less that $11.00 per share. The purpose of the offer was to provide added market liquidity for stockholders who wished to sell their shares as a result of the Company's 1997 fourth quarter performance.

The offer expired on November 28, 1997. A total of 250,668 shares were purchased and resold by the Company at a price of $12.75 per share. The shares were sold by the Company to: (i) Cape Ann Investors, L.L.C., the Company's largest stockholder (an affiliate); (ii) Bernard J. Korman, the Company's Chairman of the Board; (iii) Donald E. Lepone, the Company's Chief Executive Officer; and
(iv) Donald M. Gleklen, a member of the Board of Directors of the Company.

Due to the utilization of tax loss carry forwards and an overpayment from the prior year, the Company paid no Federal Income taxes during 1998.

In connection with the Dutch Auction self tender, the Company received from Senior and Subordinated lenders waivers to allow for the purchase of its common stock.

During 1998, the Company obtained a five year mortgage totalling $2,800,000 for purposes of refinancing an existing mortgage as well as for the purchase of one of its manufacturing facilities that was previously leased. The interest rate was fixed upon closing at 8.1%. The mortgage is payable for the first year in quarterly installments $25,000 plus interest, thereafter payable in monthly installments of $15,500 plus interest, with a final payment of approximately $1,980,000 due June 22, 2003.

The Company believes that its existing working capital, anticipated funds to be generated from future operations and funds available under the Senior and Subordinated Debt Financing will be sufficient to meet all of the Company's operating and capital needs through fiscal 1999. However, depending upon future growth of the business, additional financing may be required. (see Recent Developments below).

YEAR 2000 COMPLIANCE - The statements in the following section include "Year 2000 Readiness Disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act.

The Company's State of Readiness - The Company has undertaken an assessment of the ability of its mission critical information and non-information systems to function properly with respect to dates in the Year 2000 and thereafter. Mission critical systems are those systems the failure of which pose a risk of disruption to the company's ability to manufacture and ship product, collect revenue, meet safety standards and comply with legal requirements. The Company's mission critical information systems include its integrated manufacturing, accounting, order entry and distribution systems. The Company's mission critical non-information systems include the machinery and equipment used to manufacture and distribute its products, its telephone systems, and its alarm and sprinkler systems. The assessment is based upon communication with software vendors, literature supplied with software, literature received in connection with maintenance contracts and test evaluations of the Company's systems'. The Company has substantially completed its Year 2000 assessment with respect to its mission critical information systems and anticipates completion of its assessment with respect to its mission critical non-information systems by March 1, 1999. the Company is also currently assessing the Year 2000 risks of its material third parties as discussed below.

The Company identified potential problems in its electronic data interface order entry system. The Company has replaced this software system and has completed testing of the new system both individually and on an integrated basis in order to ensure the remediation of all Year 2000 risks. In all other mission critical information systems, the Company believes that Year 2000 compliance has been achieved with the existing systems, replacement components or upgrades of software or embedded technology. As noted above, the Company has not yet completed assessment of its mission critical non-information systems; however, to date the Company has not identified any Year 2000 complications with respect to such systems.

Costs to Remedy the Company's Year 2000 Issues - The Company anticipates that the total costs to remedy Year 2000 issues with respect to its information systems will be approximately $100,000, which includes approximately $20,000 in accelerated replacement costs for technology which the company would have other wise replaced within three years after the Year 2000. The Company is currently not able to ascertain its potential remediation costs with respect to its mission critical non-information systems. To date Company has incurred $65,000 in total remediation costs. Such costs are primarily related to the replacement or upgrade of components, systems and software and the payroll of employees of the Company's information technology department. The Company does not separately track the internal costs of its Year 2000 compliance program. The Company's Year 2000 remediation costs are expensed as incurred.

Year 2000 Risks of Material Third Parties - The Company is also in the process of assessing the Year 2000 risks of third parties with whom the Company has a material relationship. These material third parties include vendors, major customers, service suppliers, communications providers and banks. The Company is in the process of circulating Year 2000 questionnaires of each of these parties in order to verify their Year 2000 readiness. In addition, the Company is testing interaction of the Company's systems with such third parties' systems where appropriate. The assessment is expected to be completed by March 31, 1999 utilizing the Company's existing resources.

Year 2000 Risks; Contingency Plan - It is the Company's belief that the results of the assessment to date indicate that all of the Company's mission critical information systems, including its integrated manufacturing, accounting, distribution and order entry systems, are Year 2000 compliant, and that the Year 2000 issue is not likely to have a material impact on the Company's operations. However, there can be no assurances that the systems or software of third parties on which the Company relies will be timely converted or that the Company will not be adversely affected by the failure of such systems and software to be made Year 2000 compliant.

The Company believes that its most reasonably likely worst case scenario is the potential inability of material third parties to obtain Year 2000 complaint components and software or take other remediatory measures which may inhibit the Company's ability to maintain its manufacturing processes or a reliable means of invoicing customers, transporting products and collecting payments. In the event major customers experience Year 2000 complications, such customers may be come unable to process orders or receive shipments. As a result, the Company could experience a backlog of inventory and lost revenue. In the event vendors, service suppliers, communication providers and banks experience Year 2000 difficulties, the Company's ability to manufacture, process and ship product maybe impeded and the Company may experience lost revenues and increased expenses. The Company is not currently able to quantify the potential loses upon the failure of material third parties to be Year 2000 compliant; however, the Company believes that any such failure could have a material adverse effect on the business, operations and financial performance of the Company.

The Company is in the process of developing a contingency plan in the event that its Year 2000 conversion is unsuccessful or untimely. Currently, the Company's contingency plan includes the manual performance of certain tasks which would otherwise be automated, additional staffing of such tasks and increased product inventories. The company anticipates completion of its contingency plan by March 31, 1999. The company is currently unable to ascertain the additional costs it will incur if it is required to implement its contingency plan. There can be no assurance that the Company's contingency plan will successfully avoid disruption of the Company's business and operations or that such disruption would not have a material adverse effect on the financial performance of the Company.

PURCHASE OF AMERICAN WHITE CROSS, INC. AND WEAVER MANUFACTURING CORPORATION

On September 11, 1997, the Company purchased certain assets and assumed certain liabilities related to the first aid business of American White Cross, Inc. and Weaver Manufacturing Corporation for $37,170,000 in cash plus transaction related expenses of approximately $700,000. The transaction was accounted for using the purchase method of accounting (see footnote B to the consolidated financial statements).

In addition to the increased Senior Debt Financing, the Company, pursuant to the Stock Purchase Agreement by and between NutraMax Products, Inc. and Cape Ann Investors, L.L.C., dated August 12, 1997, (the "Stock Purchase Agreement"), sold 846,154 shares of its stock at $13.00 per share yielding $11,000,000 of total proceeds used in conjunction with the additional Senior Debt proceeds to finance the transaction.

RECENT DEVELOPMENTS

On November 6, 1998, the company entered into stock purchase agreements with Cape Ann Investors, L.L.C. ("Cape Ann"), the Company's largest stockholder, Donald E. Lepone, the Chief Executive Officer, President and a Director of the Company, and Bernard J. Korman, the Chairman of the Board of the Company (Cape Ann, Mr. Lepone and Mr. Korman are collectively referred to herein as the "Purchasers"), pursuant to which the Purchasers agreed to purchase in a private placement (the "Equity Investment") an aggregate 1,441,860 shares of Common Stock at a price per share of $4.30, for an aggregate purchase price of approximately $6,200,000. The purchase price of $4.30 per share represented a premium of 11% to the closing price per share of $3.875 on October 21, 1998, the date on which the Board agreed in principle to the terms of the Private Placement.

The proceeds of the Equity Investment will be used to pay down $4,500,000 of indebtedness outstanding under its senior credit facilities and up to $1,500,000 of trade payables. Due to its 4th quarter financial results, the Company was in default with certain financial covenants set forth in the Company's senior credit facilities and subordinated debt agreement. The Company executed amendments to the financial covenants for total debt to EBITDA, operating cash flows, minimum interest coverage and minimum net worth contained in the Company's existing senior and subordinated credit agreements (the "Credit Facility Amendments"). Consummation of the Equity Investment is conditioned upon, among other things, the approval by the stockholders of the Company of the Equity Investment proposal at the Annual Meeting (see note P to the consolidated financial statements).

New Accounting Pronouncements--Effective September 28, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." The Company changed the method used to compute earnings per share and restated all prior periods in accordance with SFAS No. 128. SFAS 128 supersedes Accounting Principles Board Opinion No 25. and is intended to simplify the computation of earnings per share and to make the U.S. computations more comparable with the international computations by requiring the presentation of basic and fully diluted earnings per share. The Company's only dilutive common stock equivalents are stock options and warrants. Not included in the Company's calculation for diluted earnings per share for 1998 were the effects of options (16,000 shares) and warrants (30,000 shares). Such instruments were not included due to their anti-dilutive effect in the current period.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement, which establishes standards for reporting and disclosure of comprehensive income, is effective for annual periods beginning after December 15, 1997, although earlier adoption is permitted. Reclassification of financial information for earlier periods presented for comparative purposes is required under SFAS No. 130. As this statement only requires additional disclosures in the Company's consolidated financial statements, its adoption will not have any impact on the Company's consolidated financial position or results of operations. The Company adopted SFAS No. 130 effective October 4, 1998.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement, which establishes standards for the reporting of information about operating segments and requires the reporting of selected information about operating segments in interim financial statements, is effective for fiscal years beginning after December 15, 1997, although earlier application is permitted. Reclassification of segment information for earlier periods presented for comparative purposes is required under SFAS No. 131. The Company has not yet completed its analysis of the operating segments it will report on. The Company will adopt SFAS No. 131 effective October 4, 1998.

In June 1988, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The new standard requires that all companies record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Management is currently assessing the impact of SFAS No. 133 on the financial statements of the Company. The Company expects to adopt this accounting standard in its first quarter of its fiscal year ending in September 2000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to interest rate risk primarily through its borrowing activities. The Company's policy has been to utilize United States dollar denominated borrowings to fund its working capital and investment needs. Short term debt, if required, is used to meet working capital requirements and long term debt is generally used to finance long term investments. There is inherent roll-over risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements. At October 3, 1998, the Company had total long term debt outstanding of $96,500,000 of which $14,920,000 is current. Currently, the majority of the Company's outstanding debt instruments have a variable interest rate or a variable interest rate component. Using a yield to maturity analysis and assuming a 10% upward fluctuation in the interest rate on this debt, interest rate variability on this debt could have a material adverse effect on the Company's financial results.

Currently, the Company does not enter into financial instruments transactions for trading or other speculative purposes or the manage interest rate exposure.

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Section 21E of the Exchange Act. Although the Company believes its expectations are based upon reasonable assumptions within the bounds of its knowledge of its business operations, there can be no assurance that actual results will not differ materially from those set fourth in the forward-looking statements. Certain factors that might cause such a difference include the following: the timing of new products introduced by the Company, the timing of orders received from customers, the gain or loss of significant customers, changes in the products sold, competition from other private label manufacturers, seasonal changes in the demand for the Company's products, increases in the cost of raw materials, changes in the retail market for health and beauty aids in general and changes in the expenses of or delays in; the identification and upgrade or replacement by the company of its non-year 2000 compliance systems, including embedded technology and year 2000 compliance of material third parties. For additional information concerning these and other important factors which may cause the Company's actual results to differ materially from expectations and underlying assumptions, please refer to the reports filed by the Company with the Securities and Exchange Commission.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Independent Auditor's Report                                               13
Consolidated Statements of Operations - Three Fiscal Years
 Ended October 3, 1998                                                     14
Consolidated Balance Sheets - October 3, 1998 and September 27, 1997       15
Consolidated Statements of Stockholders' Equity - Three Fiscal Years
 Ended October 3, 1998                                                     16
Consolidated Statements of Cash Flows - Three Fiscal Years Ended
 October 3, 1998                                                           17
Notes to Consolidated Financial Statements                                 18-29

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

Not applicable

                                   PART III

          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The response to this item is incorporated herein by reference from the discussion responsive thereto under the caption "Election of Directors" in the Company's Proxy Statement relating to the 1998 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

The response to this item is incorporated by reference from the discussion responsive thereto under the following captions in the Company's Proxy Statement relating to the 1998 Annual Meeting of Shareholders.

"Election of Directors" and "Executive Compensation"

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The response to this item is incorporated by reference from the discussion thereto under the caption "Principal Shareholders and Management" in the Company's Proxy Statement relating to the 1998 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The response to this item is incorporate by reference from the discussion responsive thereto under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement relating to the 1998 Annual Meeting of Shareholders.

INDEPENDENT AUDITOR'S REPORT

Board of Directors and Stockholders
NutraMax Products, Inc.
Gloucester, Massachusetts

We have audited the accompanying consolidate balance sheets of NutraMax Products, Inc. and subsidiaries (the "Company") as of October 3, 1998 and September 27, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three fiscal years in the period ended October 3, 1998. Our audits also included the financial statements schedule listed in Item 14(a)(2). These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of NutraMax Products, Inc. and subsidiaries as of October 3, 1998 and September 27, 1997, and the results of their operations and their cash flows for each of the three fiscal years in the period ended October 3, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basis consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





DELOITTE & TOUCHE LLP


Boston, Massachusetts
November 24, 1998 (December 29, 1998 as to Note P and the second to the last paragraph of note F)

NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES . CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                    Fiscal Year Ended
                                                                ---------------------------------------------------------
                                                                 Oct. 3,                 Sept. 27,               Sept. 28,
                                                                  1998                     1997                    1996
                                                                --------                --------                 --------
                                                                          (in thousands, except per share data)
Net Sales                                                       $128,434                $ 94,331                 $ 80,479
Cost of Sales (see note B)                                       102,112                  71,728                   57,686
                                                                --------                --------                 --------
Gross Profit                                                      26,322                  22,603                   22,793

Selling, General and Administrative Expenses (see note B)         22,183                  13,947                   11,662
                                                                --------                --------                 --------
Operating Income                                                   4,139                   8,656                   11,131

Other Income (expenses):
  Interest expense                                                (8,449)                 (5,042)                  (1,479)
  Interest income                                                     12                     282                       95
  Other                                                              (48)                    (98)                    (384)
                                                                --------                --------                 --------

Income (Loss) Before Income Tax Expenses                          (4,346)                  3,798                    9,363
Income Tax (Benefit) Expenses                                     (1,475)                  1,536                    3,680
                                                                --------                --------                 --------
Net Income (Loss)                                               $ (2,871)               $  2,262                 $  5,683
                                                                ========                ========                 ========
Basic Earnings (Loss) Per Share:
  Per share amount                                              $   (.51)               $    .39                 $    .67
                                                                ========                ========                 ========
  Weighted average shares                                          5,650                   5,797                    8,531
                                                                ========                ========                 ========
Dilutive Earnings (Loss) Per Share
  Per share amount                                              $   (.51)               $    .38                 $    .66
                                                                ========                ========                 ========
  Weighted average shares                                          5,650                   5,797                    8,531
  Effect of dilutive securities:
    Stock options                                                     --                      79                       63
    Warrants                                                          --                      47                       --
                                                                --------                --------                 --------
Adjusted weighted average shares                                   5,650                   5,923                    8,594
                                                                ========                ========                 ========

                See notes to consolidated financial statements.

NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES . CONSOLIDATED BALANCE SHEETS

                                                October 3,      September 27,
ASSETS                                             1998             1997
                                                ----------      -------------
                                              (In thousands, except share data)
Current Assets:
   Cash                                           $    761           $    243
   Accounts receivable, less allowance for
       doubtful accounts of $758 in 1998
       and $605 in 1997                             17,286             19,618
   Inventories                                      36,879             36,135
   Deferred income taxes                             1,263                823
   Escrow receivable (see Note B)                      200              2,876
   Refundable income taxes                           2,800                 --
   Prepaid expenses and other                        2,990                655
                                                  --------           --------
       Total Current Assets                         62,179             60,350
Property, Plant and Equipment, net                  45,903             44,456
Restricted cash                                        413                316
Goodwill, net of accumulated amortization of
   $4,682 in 1998 and $3,672 in 1997                25,075             22,934
Other Assets                                         5,181              4,703
                                                  --------           --------
                                                  $138,751           $132,759
                                                  ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                               $ 13,758           $ 13,427
   Accrued payroll and related taxes                 1,256                936
   Accrued interest expense                            656              1,325
   Accrued expenses - other                          1,690              1,709
   Current maturities of long-term debt             14,920              4,351
                                                  --------           --------
       Total Current Liabilities                    32,280             21,748
Long-Term Debt, less current maturities             81,625             85,542
Other Long Term Liabilities                             --                106
Deferred Income Taxes                                3,652              1,884
Stockholders' Equity:
    Common stock - $.001 par value:
       Authorized - 20,000,000 shares
       Issued 5,672,000 in 1998 and
       5,620,000 shares in 1997                          6                  6
    Additional paid-in capital                          --              5,069
    Retained earnings                               21,631             24,602
                                                  --------           --------
    Total                                           21,637             29,677
    Less: Treasury stock at cost, 43,300
          shares in 1998 and 657,000
          shares in 1997                              (443)            (6,198)
                                                  --------           --------
Total Stockholder's Equity                          21,194             23,479
                                                  --------           --------
                                                  $138,751           $132,759
                                                  ========           ========

                See notes to consolidated financial statements.

NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES - CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                   Common Stock
                                              -----------------------
                                                   (in thousands)
                                                                                                           Treasury Stock
                                                Shares                       Additional      Retained  ---------------------------
                                              Outstanding      Amount     Paid-In Capital    Earnings   Shares   Amount    Total
                                              -----------     --------    ---------------    --------  -------- --------  --------
Balance at September 30, 1995                    8,520         $  9          $  22,567       $ 16,657      --   $   --    $ 39,233

Exercise of stock options                          150           --                790             --      --       --         790

Tax benefit of options exercised                    --           --                220             --      --       --         220

Stock redeemed                                     (12)          --               (109)            --      --       --        (109)

Net income                                          --           --                 --          5,683      --       --       5,683
                                              -----------     --------    ---------------    --------  -------- --------  --------
Balance at September 28, 1996                    8,658            9             23,468         22,340      --       --      45,817

Exercise of stock options                          153           --              1,090             --      --       --       1,090

Tax benefit of options exercised                    --           --                304             --      --       --         304

Issuance of warrants (2)                            --           --              1,094             --      --       --       1,094

Issuance of Stock-
    Acquisition (1)                                846            1             10,999             --      --       --      11,000

Repurchase of stock-
    MEDIQ repurchase (3)                        (4,037)          (4)           (31,886)            --    (657)  (6,198)    (38,088)

Net income                                          --           --                 --          2,262      --       --       2,262
                                              -----------     --------    ---------------    --------  -------- --------  --------
Balance at September 27, 1997                    5,620            6              5,069         24,602    (657)  (6,198)     23,479

Exercise of stock options                           62           --                666             --      --       --         666

Tax benefit of options exercised                    --           --                 46             --      --       --          46

Repurchase stock                                   (10)          --                 --             --     (10)    (126)       (126)

Release of escrowed shares-
    MEDIQ repurchase (3)                            --           --             (5,781)          (100)    624    5,881          --

Net loss                                            --           --                 --         (2,871)     --       --      (2,871)
                                              -----------     --------    ---------------    --------  -------- --------  --------
Balance at October 3, 1998                       5,672         $  6          $      --       $ 21,631     (43)  $ (443)   $ 21,194
                                              ===========     ========    ===============    ========  ======== ========  ========

(1) See Note F to the consolidated financial statements
(2) See Note B to the consolidated financial statements
(3) See Note M to the consolidated financial statements

                See notes to consolidated financial statements.

NUTRAMAX PRODUCTS, INC., AND SUBSIDIARIES . CONSOLIDATED STATEMENTS OF CASH
FLOWS

                                                                                                      Year Ended
                                                                                ---------------------------------------------------
                                                                                  Oct. 3,              Sept. 27,           Sept. 28,
                                                                                   1998                  1997                1996
                                                                                ----------             ---------           --------
                                                                                                     (in thousands)
Cash Flows from Operating Activities:
   Net income (loss)                                                            $   (2,871)            $   2,262           $  5,683
   Adjustments to reconcile net income to net cash
      provided by operating activities:
   Depreciation and amortization                                                     7,530                 5,063              4,427
   Deferred taxes                                                                    1,328                   258                228
   Inventory adjustments - AWC (see note B)                                          6,649                    --                 --
   Accounts receivable and other adjustments - AWC (see note B)                      1,065                    --                 --
   Other                                                                                --                     9               (132)
Increase (decrease), net of effect of acquisitions:
      Accounts receivable                                                            1,267                  (319)            (2,016)
      Inventories                                                                   (7,393)               (6,529)            (4,480)
      Prepaid expenses and other                                                    (2,337)                  (37)               (88)
      Refundable income taxes                                                       (2,800)                   --                 --
      Accounts payable                                                                 331                 3,032                872
      Accrued payroll and related taxes                                                320                   271                169
      Accrued expenses - other                                                         592                 1,042                 35
      Income taxes payable                                                            (717)                 (803)                16
                                                                                ----------             ---------           --------
Net cash provided by operating activities                                            2,964                 4,249              4,724
Cash Flows Investing Activities:
   Acquisition of American White Cross, Inc. and
      Weaver Manufacturing, Inc. ("AWC") net of cash acquired                           --               (37,170)                --
   Acquisition of Oral Care net of cash acquired                                        --                    --             (2,230)
   Escrow received                                                                   2,676                    --             (2,367)
   Purchases of property, plant and equipment                                       (7,025)               (9,109)            (6,130)
   Restricted cash                                                                     (97)                4,426             (4,742)
   Deferred packaging costs                                                         (1,142)                   --               (860)
   Other                                                                              (462)                  212                 20
                                                                                ----------             ---------           --------
Net cash used in investing activities                                               (6,050)              (41,641)           (16,309)
Cash Flows from Financing Activities:
   Borrowings                                                                       13,227                74,615             13,733
   Sale of common stock                                                                 --                11,000                 --
   Proceeds from exercise of stock options                                             666                 1,090                257
   Debt repayments                                                                  (9,312)              (26,428)            (1,908)
   Stock repurchase                                                                   (126)              (21,716)                --
   Deferred financing costs                                                           (387)                 (958)              (679)
   Other                                                                              (464)                 (262)               (27)
                                                                                ----------             ---------           --------
Net cash provided by financing activities                                            3,604                37,341             11,376
                                                                                ----------             ---------           --------
Net Increase (Decrease) in cash                                                 $      518                   (51)              (209)
Cash:
   Beginning of year                                                                   242                   294                503
                                                                                ----------             ---------           --------
   End of year                                                                  $      761             $     243           $    294
                                                                                ----------             ---------           --------
Supplemental Disclosure of Cash Flow Information
   Income taxes paid                                                            $      176             $   1,845           $  3,487
                                                                                ----------             ---------           --------
   Interest paid                                                                $    8,885             $   3,807           $  1,310
                                                                                ----------             ---------           --------
Supplemental Disclosure on Non-Cash Financing and Investing Activities:
   Issuance on note for stock repurchase                                        $       --             $  16,372           $     --
                                                                                ----------             ---------           --------
   Issuance of warrants                                                         $       --             $     944           $     --
                                                                                ----------             ---------           --------
   Exercise of stock options paid for in October 1996                           $       --             $      --           $    644
                                                                                ----------             ---------           --------
   Redemptions in connection with exercise of stock options                     $       --             $      --           $    109
                                                                                ----------             ---------           --------
   Equipment financed with capital lease obligations                            $      419             $      --           $     --
                                                                                ----------             ---------           --------
   Building purchase financed with mortgage                                     $    2,159             $      --           $     --
                                                                                ----------             ---------           --------
   Adjustment of property, plant and equipment - AWC                            $   (3,149)            $      --           $     --
                                                                                ----------             ---------           --------

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

New Accounting Pronouncements - Effective September 28, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." The Company changed the method used to compute earnings per share and restated all prior periods in accordance with SFAS No.
128. SFAS 128 supersedes Accounting Principles Board Opinion No. 25, and is intended to simplify the computation of earnings per share and to make the U.S. computations more comparable with the international computations by requiring the presentation of basic and fully diluted earnings per share. The Company's only dilutive common stock equivalents are stock options and warrants. Not included in the Company's calculation for diluted earnings per share for 1998 were the effects of options (16,000 shares) and warrants (30,000 shares). Such instruments were not included due to their anti-dilutive effect in the current period.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement, which establishes standards for reporting and disclosure of comprehensive income, is effective for annual periods beginning after December 15, 1997, although earlier adoption is permitted. Reclassification of financial information for earlier periods presented for comparative purposes is required under SFAS No. 130. As this statement only requires additional disclosures in the Company's consolidated financial statements, its adoption will not have any impact on the Company's consolidated financial position or results of operations. The Company adopted SFAS No. 130 effective October 4, 1998.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement, which establishes standards for the reporting of information about operating segments and requires the reporting of selected information about operating segments in interim financial statements, is effective for fiscal years beginning after December 15, 1997, although earlier application is permitted. Reclassification of segment information for earlier periods presented for comparative purposes is required under SFAS No. 131. The Company has not yet completed its analysis of the operating segments it will report on. The Company will adopt SFAS No. 131 effective October 4, 1998.

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The new standard requires that all companies record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Management is currently assessing the impact of SFAS No. 133 on the financial statements of the Company. The Company expects to adopt this accounting standard in its first quarter of its fiscal year ending in September 2000.


Inventories - Inventories are stated at the lower of cost (first-in, first-out method) or market.

Property, Plant and Equipment - Property, plant and equipment are stated at cost. The Company's policy of providing for depreciation and amortization is as follows:

        Buildings                       20 years on a straight-line basis

        Liquid packaging machines       32,000 to 48,000 machine hours which
                                        approximate a five to eight and one-
                                        half year life

        Machinery, equipment, molds     5 to 10 years on a straight-line basis
        and furniture and fixtures

        Leasehold improvements          The remaining term of the lease or the
                                        estimated useful life, whichever is
                                        shorter

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

Other Assets - Other assets include intangible and deferred financing assets which are amortized on a straight-line basis over the estimated periods of related benefit, ranging from three to twenty years. Accumulated amortization was $402,000 and $340,000 as of October 3, 1998 and September 27, 1997,
respectively. Other assets also include external costs deferred in connection with tools, dies and the design of packaging materials for the Company's products ("deferred packaging costs") which are amortized on a straight-line basis over four years.

Revenue Recognition - The Company generates revenues from sales of products produced. Revenues from sales of products produced are recognized when the product has been delivered, customer acceptance has occurred and all significant Company obligations have been satisfied. Payment is generally due within 30 days.

Concentration of Credit Risk - The majority of the Company's revenues are from customers in the retail consumer products industry, who are not required to provide collateral for amounts owed to the Company. The Company's customers are dispersed over a wide geographic area and are subject to periodic review under the Company's credit policies. The Company does not believe that it is subject to any unusual credit risks, other than the normal level of risk attendant to operating its business.

Fair Value of Financial Instruments - Financial instruments held or used by the Company consist of cash, accounts receivable, accounts payable, long-term debt and borrowings under revolving credit facilities. Given the nature of the items considered financial instruments and the variable rate borne by the line of credit and term loans, management believes that carrying value approximates fair value for all financial instruments.

Stock-Based Compensation - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123, "Accounting for Stock-Based Compensation," has been adopted by the Company for disclosure of certain additional information related to its stock option plan.

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

NOTE B - ACQUISITION

On September 11, 1997, the Company acquired certain assets and assumed certain liabilities related to the first aid business of American White Cross, Inc. and Weaver Manufacturing Corporation ("AWC"). The business is engaged in the manufacture and distribution of adhesive bandages and related products. The AWC acquisition has been accounted for as a purchase business combination pursuant to the principles of APB Opinion No. 16 "Business Combinations." In applying APB No. 16, all identifiable assets acquired and liabilities assumed were assigned a portion of the cost of acquiring AWC, equal to their fair values at the date of the acquisition. The total cost of the acquisition was allocated as follows:

Escrow Cash Receivable                                             1,125,000
Accounts Receivable                                                5,972,000
Inventory                                                         11,324,000
Other Current Assets                                                 390,000
Property, Plant and Equipment                                      6,708,000
Other Assets - Long Term                                           1,409,000
Accounts Payable                                                  (3,130,000)
Accrued Expenses - other                                            (848,000)
Excess of cost over fair value of net assets acquired             13,169,000
                                                                ------------

Purchase Price                                                  $ 36,119,000
                                                                ------------

Transaction Related Expenses                                        (700,000)
Purchase price adjustment refunded to the Company                  1,751,000
                                                                ------------
Initial Cash Outlay                                             $ 37,170,000
                                                                ============

The fair value of property, plant and equipment as well as other long term assets is depreciated or amortized in accordance with the Company's accounting policies (see note A).

During the fourth quarter of 1998, the Company completed its review of the assets acquired and the liabilities assumed in the acquisition of the First Aid business of AWC. This review resulted in an adjustment to the AWC assets of approximately $7,700,000; of this amount approximately $1,100,000 related primarily to accounts receivable adjustments for promotional allowance deductions; $6,200,000 related to inventory valuation and obsolescence, and $400,000 related to the write-off of machinery spare parts inventory for which there was no apparent value. The adjustments constituted changes in the original estimates to the preliminary purchase price allocation and therefore have been charged to the Statement of Operations in fiscal 1998.

In addition to the adjustments discussed above, the Company also adjusted the preliminary allocation made to Property, Plant and Equipment by writing down fixed assets by approximately $3,149,000 and increasing the amount allocated to Goodwill, which is being amortized over a 25 year period using the straight-line method. The determination of the appropriate allocation was made based upon an independent third party appraisal received by the Company in the fourth quarter.

The acquisition was financed by additional term loan and revolving credit facility borrowings totaling $25,119,000 as well as a private placement sale of 846,154 shares of the Company's common stock as $13.00 per share.

Unaudited pro forma combined revenue, net income, basic and fully diluted earnings per share of the Company and AWC for the twelve months ended September 27, 1997 was $136,000,000, $3,549,000, $.52 and $.51, respectively, and for
September 28, 1996 was $129,000,000, $7,899,000, $.85 and $.84, respectively, as if the acquisition had occurred at the beginning of fiscal year 1996, after giving effect to certain pro form adjustments related to the acquisition. Pro forma basic and fully diluted earnings per share was based upon pro forma weighted average share outstanding and pro form adjusted weighted average shares outstanding of 6,764,000 and 6,940,000, respectively, for 1997 and 9,340,000 and 9,372,000, respectively, for 1996. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made as of October 1, 1995 or of results which may occur in the future.

On February 29, 1996, the Company purchased certain of the assets, including machinery and inventory, of the Hospital Specialty Company Division of the Tranzonic Companies related to the manufacture and sale of feminine hygiene products. The purchase price consisted of $2,367,000 in cash which was financed with long term debt (see Note F).

NOTE C - RESTRICTED CASH

In connection with the proceeds received from two Massachusetts Industrial Finance Agency Variable Rate Industrial Development Bonds (collectively, the "IDB") (see Note F) a total of $413,000 and $316,000 has been paid to the trustee related to monthly payments held for the annual principal payment to bond holders. These funds are invested in the Treasury Money Market at a current yield of 3.7% and 5.2% as of October 3, 1998 and September 27, 1997, respectively. These funds are also included in the restricted cash balance.

NOTE D - INVENTORIES

                                                      Oct. 3,       Sept. 27,
                                                       1998            1997
                                                    -----------    -----------
           Raw materials                            $15,934,000    $14,552,000
           Finished goods                            17,375,000     16,223,000
           Work in process                            1,467,000      3,322,000
           Machinery parts, factory supplies          2,103,000      2,038,000
                                                    -----------    -----------

           Total                                    $36,879,000    $36,135,000
                                                    ===========    ===========

NOTE E - PROPERTY, PLANT AND EQUIPMENT

                                                       Oct. 3,      Sept. 27,
                                                        1998           1997
                                                    -----------    -----------
           Machinery and equipment                  $47,096,000    $43,322,000
           Land, buildings and improvements          16,046,000     11,897,000
           Molds                                      3,695,000      3,537,000
           Furniture and fixtures                     1,177,000      2,751,000
           Vehicles                                     129,000        182,00
                                                    -----------    -----------
                                                    $68,143,000    $61,689,000

           Less: Accumulated depreciation
                   and amortization                 (22,240,000)   (17,233,000)
                                                    -----------    -----------
                                                    $45,903,000    $44,456,000
                                                    ===========    ===========

Depreciation and amortization expense for property, plant and equipment for 1998, 1997 and 1996 was $5,078,000, $3,688,000 and, $3,180,000, respectively.

NOTE F - LONG TERM DEBT

                                                    Oct. 3,      Sept. 27,
                                                     1998           1997
                                                 -----------    -----------
     Revolving credit facility                   $24,006,000    $17,033,000
     Industrial Development Bonds                  6,100,000      6,900,000
     Term loans                                   53,773,000     50,335,000
     Subordinated debt                             9,215,000      9,056,000
     MEDIQ Note (see Note M)                         302,000      5,915,000
     Mortgages                                     2,775,000        641,000
     Capital lease obligation                        374,000         13,000
                                                 -----------    -----------
                                                 $96,545,000    $89,893,000

     Less: Current maturities of
     long-term debt                               14,920,000      4,351,000
                                                 -----------    -----------
                                                 $81,625,000    $85,542,000
                                                 ===========    ===========

     Maturities of long-term debt are as follows:

     Fiscal Year
     1999                                        $14,920,000
     2000                                          8,217,000
     2001                                          7,000,000
     2002                                         26,554,000
     2003                                         15,040,000
     Thereafter                                   24,814,000
                                                 -----------
                                                 $96,545,000
                                                 ===========

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

Pursuant to the Senior Debt Financing, the Company had senior secured credit facilities in the aggregate principal amount of $60,000,000 (the "Senior Debt"), consisting of (i) a $20,000,000 variable rate term loan (the "Term Loan A"),
(ii) a $15,000,000 variable rate term loan (the "Term Loan B" and, together with the Term Loan A, the "Term Loans"), (iii) a $20,000,000 variable rate letter of credit to support the MEDIQ Note relating to the MEDIQ Stock Repurchase (the "Stock Repurchase Letter of Credit"), (iv) a $17,300,000 variable rate revolving credit facility (the "Revolving Credit Facility"), and (v) a $8,100,000 letter of credit to support the Company's Industrial Development Bonds (the "IDB Letter of Credit" and, together with the Stock repurchase Letter of Credit, the "Letters of Credit"). The purpose of obtaining the Senior Debt Financing was to permit the Company to finance the MEDIQ Stock Repurchase, to refinance the Company's existing indebtedness and to satisfy the Company's working capital requirements. As of September 27, 1997, $19,250,000 was outstanding under Term Loan A, $9,085,000 was outstanding under Term Loan B and $12,790,000 was outstanding under the Revolving Credit Facility, with interest rates of 8.27%, 9.5% and 9.5%, respectively. As of October 3, 1998 $17,075,000 was outstanding under Term Loan A, $14,698,000 was outstanding under Term Loan B and $19,763,000 was outstanding under Revolving Credit Facility, with interest rates of 8.19%, 8.69% and 8.19%, respectively.

In connection with the acquisition of certain of the assets of the first aid business of American White Cross, the Company amended its Senior Debt agreement to provide for an increase in the Senior Secured Credit Facility consisting of a $30,000,000 variable rate term loan (the "Additional Term Loan A"), (ii) a $27,000,000 variable rate term loan (the "Additional Term Loan B" and, together with term Loan A, the "Additional Term Loans") and (iii) a $25,000,000 variable rate revolving credit facility (the "Additional Revolving Credit Facility").

As of October 3, 1998 and September 27, 1997, $10,000,000 was outstanding under the Additional Term Loan A, $12,000,0000 under the Additional Term Loan B and $4,243,000 under the Additional Revolving Credit Facility was outstanding with interest rates of 8.19%, 8.69% and 8.19%, respectively for 1998 and 8.75%, 10% and 9.5%, respectively for 1997.

Pursuant to the Subordinated Debt Financing, the Company's subordinated lender has provided the Company with an aggregate principal amount of $10,000,000 (the "Subordinated Debt") in the form of senior subordinated notes (the "Senior Subordinated Notes") issued to the subordinated lender. The Senior Subordinated Notes mature on March 31, 2005 and bear interest at 11.5%. Interest on the Senior Subordinated Notes is payable quarterly in arrears, commencing on the first calendar quarter of calendar 1997. In connection with the Subordinated Debt Financing, the Company issued to the Subordinated lender warrants to purchase 273,419 shares of common stock of the Company (representing approximately 4.5% (on a fully diluted basis) of the total outstanding common stock as of December 31, 1996) at $9.00 per share, subject to certain adjustments to prevent dilution exercisable at date of issue for a period of ten years.

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

The agreements evidencing the Senior Debt and the Senior Subordinated Debt contain certain restrictive convenants including, without limitation, convenants with respect to the ratio of total debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"), operating cash flow, interest coverage, capital expenditures and prevent the payment of dividends. The Company was in default of its total debt to EBITDA, operating cash flows, minimum interest coverage, maximum capital expenditures, and minimum net worth covenants as of and for the period ended October 3, 1998. The Company requested and was granted waivers of these covenants as of and for the period ended October 3, 1998. Amendments to these covenants were executed in December 1998 (see Note P).

During 1998, the Company obtained a five year mortgage totalling $2,800,000 for purposes of refinancing an existing mortgage as well as for he purchase of one of its manufacturing facilities previously leased. The interest rate was fixed upon closing at 8.1%. The mortgage is payable for the first year in quarterly installments of $25,000 plus interest, thereafter payable in monthly installments of $15,500 plus interest, with a final payment of approximately $1,980,000 due June 22, 2003.

NOTE G - COMMITMENTS

Leases - The company leases certain of its administrative, manufacturing, distribution and warehouse facilities under operating leases. The Company also leases certain equipment under operating and capital leases. Future minimum payments under noncancelable operating and capital leases are as follows:

                                    Operating          Capital
                                     Leases            Leases
Fiscal Year                         ---------          -------

   1999                             1,450,000          104,000
   2000                             1,439,000          104,000
   2001                             1,437,000          104,000
   2002                             1,362,000          104,000
   2003                             1,344,000           38,000
   Thereafter                      10,300,000               --
                                  -----------        ---------
Total minimum lease payments      $17,332,000        $ 454,000
                                  ===========
Amount representing interest                            80,000
                                                     ---------
Present value of minimum lease
 payments                                            $ 374,000
                                                     =========

Rental expense for operating lease was $1,728,000, $698,000, and $462,000 for 1998, 1997 and 1996, respectively.

NOTE H - INCOME TAXES

Income tax expense (benefit) consisted of the following:

                                                     Year Ended
                                    -----------------------------------------
                                       Oct. 3,       Sept. 27,      Sept. 28,
                                        1998           1997           1996
                                    ------------    ----------     ----------
Current:
    Federal                         $(2,833,000)     $ 629,000     $2,621,000
    State                                16,000        324,000        507,000
                                    ------------     ---------     ----------
                                     (2,817,000)       953,000      3,128,000

Deferred:
    Federal                             812,000        534,000        537,000
    State                               143,000         49,000         15,000
    Change in valuation allowance      (368,000)            --             --
                                    ------------    ----------     ----------
                                        587,000        583,000        552,000

Tax credits:                            755,000             --             --
                                    ------------    ----------     ----------
                                    $(1,475,000)    $1,536,000     $3,680,000
                                    ============    ==========     ==========

The difference between the Company's income tax and the statutory federal tax (benefit) is reconciled below:

                                                                        Year Ended
                                                ----------------------------------------------------------
                                                   Oct. 3,               Sept. 27,               Sept. 28,
                                                    1998                   1997                    1996
                                                -----------             ----------              ----------
Statutory federal tax                           $(1,478,000)            $1,291,000              $3,183,000
Nondeductible goodwill amortization                 483,000                 69,000                 189,000
State tax, net of federal benefit                   (13,000)               219,000                 345,000
Tax credits                                        (755,000)                    --                      --
Valuation allowance                                 368,000                     --                      --
Other                                               (80,000)               (43,000)                (37,000)
                                                -----------             ----------              ----------
Income tax (benefit) expense                    $(1,475,000)            $1,536,000              $3,680,000
                                                ===========             ==========              ==========

As of October 3, 1998, the Company had Federal net operating carryforward of $1,195,000 which are available to offset future taxable income. The Company also had Federal and State tax credit carryforward of $1,109,000. Utilization of the operating loss carryforwards, which expire in fiscal years 1999 to 2018, is limited to $1,049,000 annually. For further discussion of state taxes see
Note O.

As of October 3, 1998 the Company has recognized deferred income tax assets related to deductible temporary differences, investment and other tax credits and cumulative net operating losses. The ability of the Company to fully realize deferred tax assets in future years is contingent upon its success in generating sufficient levels of taxable income before the statutory expiration periods for utilizing such credit and net operating losses lapse. After an assessment of all available evidence, including historical and projected operating trends, the Company concluded that realization of all such deferred tax assets in the near future, except for approximately $368,000 relating to tax credits, was more likely than not. According, a valuation allowance of approximately 50% of certain of the Company's investment tax credit carryforwards was recorded to offset deferred tax assets.

Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                Oct. 3,        Sept. 27,
                                                 1998            1997
                                              ----------      ----------
Assets:
    Net operating loss carryforwards            $480,000        $480,000
    Allowance for bad debts                      303,000         243,000
    Inventory                                    470,000         226,000
    Tax credits                                1,109,000         354,000
    Benefit of stock options exercised           115,000         304,000
    Other                                        186,000         237,000
                                              ----------      ----------
                                               2,663,000       1,844,000
Valuation allowance                             (368,000)             --
                                              ----------      ----------
Deferred tax assets                           $2,295,000      $1,844,000

Liabilities:
    Depreciation and amortization              3,924,000       2,767,000
    Other                                        760,000         138,000
                                              ----------      ----------
Deferred tax liabilities                       4,684,000       2,905,000
                                              ----------      ----------
Net deferred tax liability                    $2,389,000      $1,061,000
                                              ==========      ==========

NOTE I - EMPLOYEE BENEFIT PLANS

The Company has a 401(k) savings plan, covering substantially all employees. The plan is subject to certain minimum age and length of employment requirements. Under the plan, the Company matches 50% of each participant's eligible contributions for the plan year, subject to certain limitations. In addition, the Company has a profit sharing plan; the Company's contributions to the plan are discretionary. Contributions of $253,000, $252,000 and $171,000 were made to the plans in 1998, 1997 and 1996, respectively.

NOTE J - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financIal data for fiscal years 1998 and 1997 is as follows:

1998
----

                                                            First               Second                 Third               Fourth
                                                           Quarter              Quarter               Quarter            Quarter(1)
                                                         -----------          -----------           -----------         -----------
Net sales                                                $34,463,000          $33,956,000           $27,355,000         $32,660,000
Gross profit                                               8,589,000            8,147,000             7,218,000           2,368,000
Net income (lose                                             810,000              624,000               206,000          (4,511,000)
Fully diluted earnings (loss) per share                         $.14                 $.11                  $.04               $(.80)
Adjusted weighted average shares outstanding               5,745,000            5,785,000             5,715,000           5,672,000


(1) includes inventory and accounts receivable adjustments or $7.7 million -- see note B

1997
----


                                                            First               Second                 Third              Fourth
                                                           Quarter              Quarter               Quarter             Quarter
                                                         -----------          -----------           -----------         -----------
Net sales                                                $22,035,000          $25,178,000           $23,006,000         $24,112,000
Cross profit                                               6,051,000            6,537,000             6,022,000           3,993,000
Net Income (loss)                                          1,540,000            1,003,000               763,000          (1,044,000)
Fully diluted earnings (loss) per share                         $.18                 $.20                  $.15               $(.21)

Adjusted weighted average shares outstanding               8,723,000            4,962,000             5,064,000           4,914,000


NOTE K - RELATED PARTY TRANSACTIONS

Services Agreement -- Through December 31, 1995, the Company obtained certain legal, accounting, tax, insurance and human resource services from MEDIQ Incorporated ("MEDIQ"), the owner at that time (see Note M) of approximately 47% of the outstanding common stock of the Company. Subsequent to December 31, 1995 the Company received only certain tax and insurance services from MEDIQ. Costs for such services were $51,000, and 85,000 in fiscal 1997, and 1996 respectively. The Company believes that MEDIQ's charges for such services were on terms no less favorable to the Company than those that could have been obtained from unaffiliated third parties for comparable services. All services ceased to be effective on September 30, 1997.

Insurance -- The Company obtained certain insurance coverages through programs administered by MEDIQ. Insurance expense under these programs was $42,000 for fiscal year 1996. In 1997 and 1998, the Company did not obtain insurance coverage through MEDIQ.

Dutch Auction Self Tender -- On October 29, 1997 the Company announced that it would purchase from its stockholders in a Dutch Auction self tender up to 450,000 shares of its common stock (see Note L of the consolidated financial statements).

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

A summary of stock option activity under the Plan is as follows:

                                                                     Weighted average
                                      Number        Exercise Price   Exercise Price
                                      of Shares     Per Share        Per Share
                                      ---------     --------------   ----------------
Outstanding at September 30, 1995      905,000      $6.00-$12.25     $9.66
          Granted                       10,000      $9.875           $9.88
          Exercised                   (150,000)     $6.00            $6.00
          Terminated                    (3,000)     $7.50-$8.00      $8.40
                                      ---------

Outstanding at September 28, 1996      762,000      $6.00-$12.25     $10.39
          Granted                      298,000      $8.125-$9.875    $9.58
          Exercised                   (153,000)     $6.00-$12.25     $7.14
          Terminated                    (3,000)     $12.25           $12.25
                                      ---------

Outstanding at September 27, 1997      904,000      $9.38-$12.25     $10.67
          Granted                      102,000      $12.625-$13.25   $12.93
          Exercised                    (62,000)     $9.375-$12.25    $10.67
          Terminated                  (139,000)     $9.875-$13.25    $11.21
                                      ---------

Outstanding at October 3, 1998         805,000      $9.375-$13.25    $10.86
                                      =========

Exercisable at October 3, 1998         632,200      $9.375-$13.25    $10.85
                                      =========

The Company apples Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option and other employee stock based compensation plans. Had compensation cost for the Company's stock option plans been determined based on fair value at the grant dates for awards under those plans which were granted on or after October 1, 1995 consistent with the method of SFAS No. 123, the Company's net income (loss) and basic earnings
(loss) per share for 1998, 1997 and 1996 would have been reduced to ($3,182,000) and ($0.56), respectively, in 1998, $2,015,000 and $0.35, respectively, in 1997 and $5,675,000 and $0.66, respectively in 1996. The proforma results are not necessarily indicative of results that would have been reported if all options had been measured under SFAS No. 123.

The weighted average remaining contractual life of options outstanding at October 3, 1998 was 2.25 years. The weighted average fair value of options granted during 1998, 1997 and 1996 was $4.57, $4.09 and $4.24 per share, respectively.

The fair value of options granted under the Company's stock option plans during 1996, 1997 and 1998 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used: No dividend yield, expected volatility of 26% in 1998 and 38% in 1997 and 1996, risk free interest rate of 6%, expected life of 5 years, and a forfeiture rate of 15%.

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

The offer expired on November 28, 1997. A total of 250,668 shares were purchased and resold by the Company at a price of $12.75 per share. The shares were sold by the Company to: (i) Cape Ann Investors, L.L.C., the Company's largest stockholder (an affiliate); (ii) Bernard J. Korman, the Company's Chairman of the Board, (iii) Donald E. Lepone, the Company's Chief Executive Officer, and
(iv) Donald M. Gleklen, a member of the Board of Directors of the Company.

In connection with the Dutch Auction self tender, the Company received from Senior and Subordinated lenders a waiver to allow for the purchase of its common stock.

On August 7, 1998, the Company entered into an amendment to the Stock Purchase Agreement with Cape Ann Investors to permit Cape Ann and its affiliates to purchase from time to time, in the open market or in privately negotiated transactions, up to an additional 245,000 shares of common stock of the Company. As of November 16, 1998, Cape Ann beneficially owned 1,106,168 shares of common stock of the Company and held warrants issued by the Company, to purchase 215,425 shares of common stock of the Company and held warrants issued by the Company, to purchase 215,425 shares of common stock of the Company exercisable at $3.60 per share for a period of 5 years commencing on October 14, 1998.

NOTE M - THE STOCK PURCHASE AGREEMENT

On December 31, 1996 pursuant to the terms of an Amended and Restated Stock Purchase Agreement (the "Stock Purchase Agreement") dated November 20, 1996 among MEDIQ Inc. MEDIQ Investment Services, Inc. and the Company, the Company purchased and retired (except as noted below) from MEDIQ all 4,037,258 shares of the Company's common stock owned by MEDIQ (the "MEDIQ Shares"), of which 33,597 and 657,194 were held in escrow (the"MEDIQ Escrowed Shares") as of October 3, 1998 and September 27, 1997, respectively, in support of MEDIQ's 7.5% Subordinated Debentures due 2003 (the "MEDIQ Bonds"). The Aggregate purchase price of the MEDIQ Shares was $36,335,000 representing a purchase price of $9.00 per share (the "Purchase Price"). The Company paid MEDIQ $19,963,000 of the $36,335,000 purchase price in cash and delivered to MEDIQ a promissory note (the "MEDIQ Note") for the remaining $16,372,000 of the purchase price. The balance of the note as of October 3, 1998 and September 27, 1997 was $302,000 and $5,915,000, respectively. The MEDIQ Note is payable in installments as MEDIQ Escrowed Shares are released from escrow, pursuant to the indenture (the "MEDIQ Indenture") and escrow agreement relating to the MEDIQ Bonds, together with Interest at the annual rate of 7.5%, reduced, however, to 5%, 4% and 3% if the note remains outstanding longer than 18, 30 and 42 months, respectively. The current interest rate is 5%.

Pursuant to the Stock Purchase Agreement, to the extent that any holder of a MEDIQ Bond (other than MEDIQ) presents such MEDIQ Bond for exchange for MEDIQ Escrowed Shares in accordance with the terms of the MEDIQ Indenture and MEDIQ delivers MEDIQ Escrowed Shares to such holder, (i) the principle amount of the MEDIQ Note shall be reduced by an amount equal to the product of the number of MEDIQ Escrowed Shares so delivered by MEDIQ to such holder and $9.00, and (ii) the principal amount of the MEDIQ Note shall further be reduced by an amount (the "Excess Cash Amount") equal to the product of the number of Escrowed Shares so delivered by MEDIQ and the number which is equal to the difference between
(x) $1,000 divided by the then exchange rate of the MEDIQ Bonds as provided in the indenture and (y) $9.00; provided, however, that in lieu of such further reduction in the principal amount of the MEDIQ note under the foregoing clause
(ll), the Company may elect to receive an amount in cash from MEDIQ equal to the Excess Cash Amount. There has been no conversion of MEDIQ Escrowed Shares through October 3, 1998.

The stock repurchase was financed with $20,000,000 from the proceeds of the Company's Additional Term Loan A, $9,085,000 of the Additional Term Loan B and the balance utilizing the Company's revolving credit facility (see Note F).

NOTE N - MAJOR CUSTOMERS

Substantially all of the Company's customers are retailers. No base of customers in one geographic area constitutes a significant portion of sales. American Home Products, Inc. accounted for 7%, 10% and 11% of net sales in 1998, 1997 and 1996, respectively, and Walmart Stores, Inc. accounted for 9%, 11% and 11% of net sales in 1998, 1997 and 1996, respectively.

NOTE O - LITIGATION AND CONTINGENCIES

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

On July 8, 1997, the Commonwealth of Massachusetts Department of Revenue ("DOR") notified the Company of its intent to assess the Company approximately $374,000, including interest and penalties, relating to tax audits for fiscal years ending 1992 through 1994. Tax years 1995 and 1996 remain open. The amount relates principally to the deductibility of certain expenses related to the Company's wholly owned subsidiary, NutraMax Holdings, Inc., a Delaware company. The Company attended a pre-assessment conference with the DOR on March 18, 1998, at which the Company continued to vigorously defend its tax position. The Company has not received an further notice from the DOR regarding its intent to assess. Due to the uncertainties surrounding any assessments, no accrual has been recorded in the accompanying financial statements.

NOTE P - SUBSEQUENT EVENTS

On November 6, 1998, the company entered into stock purchase agreements with Cape Ann Investors, L.L.C. ("Cape Ann"), the Company's largest stockholder, Donald E. Lepone, the Chief Executive Officer, President and a Director of the Company, and Bernard J. Korman, the Chairman of the Board of the Company (Cape Ann, Mr. Lepone and Mr. Korman are collectively referred to herein as the "Purchasers"), pursuant to which the Purchasers agreed to purchase in a private placement (the "Equity Investment") an aggregate of 1,441,860 shares of Common Stock at a price per share of $4.30, for an aggregate purchase price of approximately $6,200,000. The purchase price of $4.30 per share represented a premium of 11% to the closing price per share of $3,875 on October 21, 1998, the date on which the Board agreed in principle to the terms of the Equity Investment. The proceeds of the Equity Investment ("Equity Investment") are required to be used to pay $4,500,000 of indebtedness outstanding under its senior credit facilities and up to $1,500,000 of trade payables.

Due to its 4th quarter financial results, the Company did not comply with certain financial covenants set forth in the Company's senior credit facilities and subordinated debt agreement. (Note F). The Company executed in December 1998 amendments to the financial covenants for total debt to EBITDA, operating cash flows, minimum interest coverage and minimum net worth covenants contained in the Company's existing senior and subordinated credit agreements (the "Credit Facility Amendments"). In addition, an event of default would exist should the Equity Investment not be successfully consummated on or before January 15, 1999 or if the borrower shall fail to have received on or before January 15, 1999 net proceeds from the Equity Investment of $6,200,000 of which up to $1,500,000 shall have been paid to its trade creditors and $4,500,000 shall have been applied to outstanding revolving loans. Upon an event of default and upon the agents declaration; (i) the banks' commitment to make further loans shall terminate and (ii) the unpaid principal amount of the loans together with accrued interest shall become immediately due and payable. Consummation of the Equity Investment is conditioned upon, among other things, the approval by the stockholders of the Company of the Equity Investment proposal at the annual meeting.

                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1)  None

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

Dated: December 28, 1998           NUTRAMAX PRODUCTS, INC.


                                   By: /s/ Donald E. Lepone
                                   -------------------------------------
                                   Donald E. Lepone, President and
                                   Chief Executive Officer


                                   By: /s/ Robert F. Burns
                                   -------------------------------------
                                   Robert F. Burns, Vice
                                   President, Treasurer and Chief
                                   Financial Officer

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

Signatures                         Title                       Date
----------                         -----                       ----

/s/ Bernard J. Korman              Chairman of the Board       December 28, 1998
---------------------
Bernard J. Korman

/s/ Donald E. Lepone               President, Chief            December 28, 1998
--------------------               Executive Officer and
Donald E. Lepone                   Director

/s/ Donald M. Gleklen              Director                    December 28, 1998
---------------------
Donald M. Gleklen

/s/ Dennis M. Newnham              Director                    December 28, 1998
---------------------
Dennis M. Newnham

/s/ David M. Schulte               Director                    December 28, 1998
--------------------
David M. Schulte

                            NUTRAMAX PRODUCTS, INC.
                                   SCHEDULE II

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                       FISCAL YEARS 1998, 1997 AND 1996


COL. A                                      COL. B             COL. C - ADDITIONS                   COL. D           COL. E
------                                      ------             ------------------                   --------         --------
                                                                                   (1)              (2)
Description                                 Balance at         Charges to          Charged to                        Balance
                                            Beginning          Costs and           Other                             at End
                                            of Period          Expenses            Accounts         Deductions       of Period
                                            ---------          --------            --------         ----------       ---------

Year ended October 3, 1998:

Allowance for doubtful accounts             $605,000           $2,218,000                --         $(2,065,000)     $758,000
                                            ========           ==========          ========         ===========      ========

Year ended September 27, 1997:

Allowance for doubtful accounts             $709,000             $300,000                --           $(404,000)     $605,000
                                            ========             ========          ========           =========      ========

Year ended September 28, 1596:

Allowance for doubtful accounts             $601,000             $425,000          $296,000           $(613,000)     $709,000
                                            ========             ========          ========           =========      ========


(1) Includes allowance from acquisition of Oral Care in 1996.
(2) Represents accounts directly written-off net of recoveries and adjustments.

                                 EXHIBIT INDEX

Exhibit Number      Description                                 Method of Filing
--------------      -----------                                 ----------------

     2(a)           MEDIQ Stock Purchase Agreement                    (13)
     3(a)           Restated and Amended Certificate of
                    Incorporation                                      (1)
     3(b)           Amendment, filed June 12, 1991, to the
                    Company's Certificate of Incorporation             (1)
     3(c)           Amendment, filed March 5, 1992, to the
                    Company's Certificate of Incorporation             (2)
     3(d)           By-Laws                                            (1)
     10(a)          Employment Agreement between the Company
                    and Donald E. Lepone, dated November 28,
                    1993                                               (3)
     10(b)          Employment Agreement between the Company
                    and Richard Zakin, dated January 1, 1994           (3)
     10(d)          Asset Purchase Agreement dated as of July
                    21, 1997 (the "Asset Purchase Agreement")
                    by and among NutraMax Products, Inc.,
                    American White Cross, Inc. and Weaver
                    Manufacturing Corp.                               (11)
     10(e)          Amendment No. 1 to Asset Purchase Agreement
                    dated as of August 15, 1997, by and among
                    NutraMax Products, Inc. American White
                    Cross, Inc. and Weaver Manufacturing Corp.        (11)
     10(f)          Stock Purchase Agreement dated as of
                    August 12, 1997 (the "Stock Purchase
                    Agreement") by and between NutraMax
                    Products, Inc. and Cape Ann Investors,
                    L.L.C.                                            (11)
     10(g)          Amendment No. 1 to Stock Purchase Agreement
                    dated as of  September 9, 1997 by and
                    between NutraMax Products, Inc. and Cape
                    Ann Investors, L.L.C.                             (11)
     10(h)          1988 Stock Option Plan (adopted April 28,
                    1988)                                              (5)
     10(i)          Amendment No. 1 to the 1988 Stock Option
                    Plan                                               (2)
     10(j)          Amendment No. 2 to the 1988 Stock Option
                    Plan                                               (2)
     10(k)          Amendment No. 3 to the 1988 Stock Option
                    Plan                                               (2)
     10(l)          Amendment No. 4 to the 1988 Stock Option
                    Plan                                               (3)
     10(m)          Tax Allocation/Sharing Agreement between
                    the Company and MEDIQ Incorporated, dated
                    July 25, 1990                                      (1)
     10(n)          Lease Agreement, dated January 1, 1987
                    between The Aid-Pack Limited Partnership
                    and Aid-Pack, Inc.                                 (6)
     10(o)          Lease Extension Agreement, dated May 1,
                    1991, between The Aid-Pack Limited
                    Partnership and the Company                        (6)
     10(p)          Registration Rights Agreement, dated July 1,
                    1991 between MEDIC Incorporated and the
                    Company                                            (7)
     10(q)          Amendment to Registration Rights Agreement,
                    dated July 1, 1991 among MEDIQ, MEDIQ
                    Investment Services, Inc. and the Company          (8)
     10(r)          Services Agreement, dated August 22, 1991
                    between MEDIQ Incorporated and the Company         (7)
     10(s)          Revolving Credit and Security agreement
                    between the Company and State Street Bank
                    and Trust Company                                  (8)
     10(t)          Revolving Credit and Security Agreement
                    between State Street Bank and Trust Company        (8)
     10(u)          Letter to State Street Bank and Trust dated
                    February 29, 1996, re: Amendment No. 2 to
                    Revolving Credit, Term Loan and Security
                    Agreement and Trademark Assignment Agreement      (10)

                                 EXHIBIT INDEX

Exhibit Number        Description                                                                Method of Filing
--------------        -----------                                                                ----------------
    10(v)             Letter to State Street Bank and Trust dated March 4, 1996, re: Amendment No. 3 to Revolving Credit, Term Loan and Security
                      Agreement and Revolving Time Note                                                (10)
    10(w)             Form of Secured Acquisition Promissory Note                                      (10)
    10(x)             Form of Amended and Restated Revolving Time Note                                 (14)
    10(y)             Amendment No. 1 dated as of September 11, 1997 to the Revolving
                      Credit and Term Loan Agreement dated as of December 30, 1996 among NutraMax Products, Inc., the banks (a defined therein)
                      and BankBoston, N.A. as agent                                                    (11)
    10(z)             Agreement dated as of October 14, 1997 by and between the
                      Company and Cape Ann Investors, L.L.C. ("Cape Ann")                              (12)
    10(aa)            Amendment to Cape Agreement dated as of October 16, 1997
                      by and between the Company and Cape Ann                                          (12)
    10(bb)            Registration Rights Agreement dated as of October 16, 1997
                      by and between the Company and Mr. Korman                                        (12)
    10(cc)            Amendment No. 2. To the August 12, 1997 Stock Purchase Agreement by
                      and, between NutraMax Products, Inc. and Cape Ann Investors, L.L.C.
                      dated as of August 7, 1998.                                                       (9)
    10(dd)            Stock Purchase Agreement by and between NutraMax Products, Inc. and
                      Cape Ann Investors, L.L.C. dated as of November 6, 1998.                          (9)
    10(ee)            Stock Purchase Agreement by and between NutraMax Products, Inc. and
                      Bernard J. Korman dated as of November 6, 1998.                                   (9)
    10(ff)            Stock Purchase Agreement by and between NutraMax Products, Inc. and
                      Donald E. Lepone dated as of November 6, 1998.                                    (9)
    10(gg)            Amendment No. 3 to the December 30, 1996 Revolving Credit and Term
                      Loan Agreement by an among NutraMax products, Inc., the banks
                      (defined therein) and BankBoston, N.A. as agent dated as of January 20, 1998.     (9)
    10(hh)            Amendment No. 4 to the December 30, 1996 Revolving Credit and Term
                      Loan Agreement by and among NutraMax products, Inc., the banks
                      (defined therein) and BankBoston, N.A. as agent dated as of March 31, 1998.       (9)
    10(ii)            Amendment No. 5 to the December 30, 1996 Revolving Credit and Term
                      Loan Agreement by and among NutraMax products, Inc., the banks
                      (defined therein) and BankBoston, N.A. as agent dated as of May 7, 1998.          (9)
    10(jj)            Agreement by and between NutraMax Products, Inc. and Bernard J.
                      Korman dated as of October 14, 1997.                                             (12)
    10(kk)            Agreement by and between Nutramax Products, Inc. and Donald E.
                      Lepone dated as of October 14, 1997.                                             (12)
    10(ll)            Agreement by and between NutraMax Products, Inc. and Donald M.
                      Gleklen dated as of October 14, 1997.                                            (12)
    10(mm)            Amendment No. 2 to the December 30, 1996 Revolving Credit and Term
                      Loan Agreement by and among NutraMax Products, Inc., the banks (defined
                      therein) and BankBoston, N.A. as agent dated as of November 26, 1997.             (9)
    10(nn)            Form of Warrant Certificate dated October 14, 1997.                               (9)
    10(oo)            Amendment No. 6 to the December 30, 1996 Revolving Credit and Term
                      Loan Agreement by and among NutraMax Products, Inc., the banks (defined
                      therein) and BankBoston, N.A. as agent dated as of August 31, 1998.               (9)
    21                Subsidiaries of the Company                                                       (9)
    23                Consent of Deloitte & Touche LLP, Independent Certified
                      Public Accountants                                                                (9)
    27.1              Financial Data Schedule, for the period ending October 3, 1998.                   (9)

                                 EXHIBIT INDEX

Exhibit Number       Description                                                                    Method of Filing
--------------       -----------                                                                    ----------------
     27.2            Restated Financial Data Schedule, for the period ending September 27, 1997           (9)
     27.3            Restated Financial Data Schedule, for the period ending March 29, 1997               (9)
     27.4            Restated Financial Data Schedule, for the period ending September 28, 1996           (9)
     27.5            Restated Financial Data Schedule, for the period ending September 30, 1995           (9)

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

(13) Filed as an exhibit to the Company's Annual Report on Form 10-K for fiscal year 1996, and incorporated herein by reference.

(14) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ending June 29, 1996, and incorporated herein by reference.