Form 10-Q
period 1999-01-02
NUTRAMAX PRODUCTS INC /DE/
filed 1999-02-11
CIK 818467

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                       _________________________________

                                   FORM 10-Q




QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934


For the quarterly period ended:                         Commission File Number:
       January 2, 1999                                         0-18671



                            NUTRAMAX PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)





                Delaware                              061200464
      (State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization)               Identification No.)




      51 Blackburn Drive, Gloucester, Massachusetts     01930
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

As of January 25, 1999 there were 7,114,361 shares of Common Stock, par value $.001 per share, outstanding.

                    NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES

                      Thirteen Weeks Ended January 2, 1999



PART I.  FINANCIAL INFORMATION


 Item 1.  Financial Statements

   Condensed Consolidated Statements of Operations -
    Thirteen Weeks ended January 2, 1999 and
    Fourteen Weeks ended January 3, 1998 (Unaudited)                    4

   Condensed Consolidated Balance Sheets -
    January 2, 1999 (Unaudited) and October 3, 1998                     5

   Condensed Consolidated Statements of Cash Flows -
    Thirteen Weeks ended January 2, 1999 and
    Fourteen Weeks ended January 3, 1998 (Unaudited)                    6

   Notes to Condensed Consolidated Financial Statements (Unaudited)   7-9

 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations             10-13


PART II.  OTHER INFORMATION

Item 1. Legal Proceedings                                              13

Item 6. Exhibits and Reports on Form 8-K                               14

Signatures                                                             15

                   NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES

                     Thirteen Weeks Ended January 2, 1999





                         PART I. FINANCIAL INFORMATION

                         Item 1. Financial Statements

                   NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                            Thirteen Weeks Ended        Fourteen Weeks Ended
                                                            --------------------        --------------------
                                                              January 2, 1999             January 3, 1998
                                                            --------------------        --------------------
                                                                  (in thousands, except per share data)
NET SALES                                                    $          33,588           $         34,463

COST OF SALES                                                           25,409                     25,874
                                                            -------------------         ------------------

GROSS PROFIT                                                             8,179                      8,589

SELLING, GENERAL & ADMINISTRATIVE EXPENSES                               4,990                      4,906
                                                            -------------------         ------------------

OPERATING INCOME                                                         3,189                      3,683

OTHER INCOME (EXPENSE):
      Interest expense                                                  (1,960)                    (2,343)
      Interest income                                                       20                          5
      Other                                                                 46                          3
                                                            -------------------         ------------------

INCOME BEFORE INCOME TAX EXPENSE                                         1,295                      1,348

INCOME TAX EXPENSE                                                         492                        538
                                                            -------------------         ------------------

NET INCOME                                                   $             803           $            810
                                                            ===================         ==================

BASIC EARNINGS PER SHARE:
      Per share amount                                       $            0.14           $           0.14
                                                            ===================         ==================

      Weighted average shares                                            5,672                      5,624
                                                            ===================         ==================

DILUTED EARNINGS PER SHARE:
      Per share amount                                       $            0.14           $           0.14
                                                            ===================         ==================

      Weighted average shares                                            5,672                      5,624
      Effect of dilutive securities:
        Stock options                                                        -                         75
        Warrants                                                            37                         46
                                                            -------------------         ------------------

      Adjusted weighted average shares                                   5,709                      5,745
                                                            ===================         ==================


           See notes to condensed consolidated financial statements.

                    NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                         January 2,                October 3,
                                                                                             1999                       1998
                                                                                 ------------------        -------------------
                                                                                        (Unaudited)                 (See Note)
                                                      ASSETS
                                                      ------
CURRENT ASSETS:
         Cash                                                                     $            388            $           761
         Accounts receivable, net                                                           16,575                     17,286
         Inventories                                                                        34,764                     36,879
         Deferred income taxes                                                               1,263                      1,263
         Escrow receivable                                                                     200                        200
         Refundable income taxes                                                             2,800                      2,800
         Prepaid expenses and other                                                          2,823                      2,990
                                                                                 ------------------        -------------------

                    TOTAL CURRENT ASSETS                                                    58,813                     62,179

PROPERTY, PLANT AND EQUIPMENT, net                                                          45,351                     45,903
RESTRICTED CASH                                                                                566                        413
GOODWILL, net                                                                               24,822                     25,075
OTHER ASSETS                                                                                 5,645                      5,181
                                                                                 ------------------        -------------------

                                                                                  $        135,197            $       138,751
                                                                                 ==================        ===================

                                           LIABILITIES AND STOCKHOLDERS' EQUITY
                                           ------------------------------------
CURRENT LIABILITIES:
         Accounts payable                                                         $         12,034            $        13,758
         Accrued payroll and related taxes                                                   1,551                      1,256
         Accrued Interest                                                                      545                        656
         Accrued expenses - other                                                            1,844                      1,690
         Current maturities of long-term debt                                               14,195                     14,920
                                                                                 ------------------        -------------------

                  TOTAL CURRENT LIABILITIES                                                 30,169                     32,280

Long-Term Debt, less current maturities                                                     79,379                     81,625
Deferred Income Taxes and Other Liabilities                                                  3,652                      3,652

STOCKHOLDERS' EQUITY                                                                        21,997                     21,194
                                                                                 ------------------        -------------------

                                                                                  $        135,197            $       138,751
                                                                                 ==================        ===================

Note: The balance sheet at October 3, 1998 has been condensed from the audited financial statements at that date.



           See notes to condensed consolidated financial statements.

                    NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                        Thirteen Weeks    Fourteen Weeks
                                                                       Ended January 2,  Ended January 3,
                                                                             1999              1998
                                                                       ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
          Net income                                                    $       803       $         810
          Adjustments to reconcile net income to net cash
             provided by operating activities:
              Non cash items primarily depreciation and amortization          1,864               1,827
              Increase (decrease), net of effect of acquisitions:
                 Accounts receivable                                            711                 473
                 Inventories                                                  2,115              (2,774)
                 Accounts payable, accrued expenses and other                (1,219)             (3,055)
                 Federal and state taxes payable                                  -                 529
                                                                       ----------------  ----------------
Net cash (used in) provided by operating activities                           4,274              (2,190)

CASH FLOWS FROM INVESTING ACTIVITIES:
          Escrow received                                                         -               1,751
          Restricted Cash                                                      (153)               (204)
          Purchases of property and equipment                                  (708)             (1,976)
          Deferred packaging costs                                             (157)               (287)
          Other                                                                   3                (150)
                                                                       ----------------  ----------------
Net cash used in investing activities                                        (1,015)               (866)

CASH FLOWS FROM FINANCING ACTIVITIES:
          Borrowings under Revolving Credit Facility and
             other Long Term Debt                                                 -               4,034
          Proceeds from exercise of stock options                                 -                   -
          Debt Repayments                                                    (3,010)               (734)
          Deferred Financing Costs                                             (661)               (138)
          Other                                                                  39                 (12)
                                                                       ----------------  ----------------
Net cash used in financing activities                                        (3,632)              3,150
                                                                       ----------------  ----------------

NET INCREASE (DECREASE) IN CASH                                         $      (373)      $          94

CASH:
          Beginning of period                                           $       761       $         243
                                                                       ----------------  ----------------
          End of period                                                 $       388       $         337
                                                                       ----------------  ----------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
          Income taxes paid                                             $         4       $          99
                                                                       ----------------  ---------------
          Interest paid                                                 $     2,037       $       3,087
                                                                       ----------------  ---------------

            See notes to condensed consolidated financial statements.

                    NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note A -  Basis of Presentation

The condensed consolidated balance sheet of NutraMax Products, Inc. and Subsidiaries (the "Company") as of January 2, 1999, the condensed consolidated statements of operations for the thirteen weeks ended January 2, 1999 and the fourteen weeks ended January 3, 1998, and the condensed consolidated statements of cash flows for the thirteen weeks ended January 2, 1999 and the fourteen weeks ended January 3, 1998 have been prepared by the Company without audit. In the opinion of the Company, all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at January 2, 1999, and for all periods presented, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's October 3, 1998 Annual Report on Form 10-K. The results of operations for the period ended January 2, 1999 are not necessarily indicative of the operating results for the full year.

Note B - Inventory

Inventories are stated at the lower of cost (first-in, first-out method) or market.



                                          January 2, 1999    October 3, 1998
                                          ---------------    ---------------
Raw materials                                 $14,739,000        $15,934,000
Finished goods                                 16,879,000         17,375,000
Work-in-process                                 1,043,000          1,467,000
Machine parts and factory supplies              2,103,000          2,103,000
                                          ----------------   ----------------
                                              $34,764,000        $36,879,000
                                          ================   ================

Note C - Debt

The Company's Revolving Credit Facility of $25,000,000 had an outstanding balance of $21,770,000 on January 2, 1999. For the first quarter of fiscal 1999, the interest rate was 7.8% based on LIBOR plus 2.5% and a floating base rate based on the Prime Rate. The Revolving Credit Facility expires on January 1, 2002.

A summary of Debt outstanding as of January 2, 1999 is as follows:


Revolving Credit Facility                        $21,770,000
Term Loans                                        53,048,000
Subordinated Debt                                  9,254,000
Industrial Development Bonds                       6,100,000
MEDIQ Note                                           302,000
Mortgages                                          2,800,000
Capital Lease Obligation                             300,000
                                             ----------------
                                                 $93,574,000
Less:  Current maturities of long-term debt       14,195,000
                                             ----------------
Long Term Debt                                   $79,379,000
                                             ================

                   NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note C - Debt (continued)

The agreements evidencing the Senior Debt and the Senior Subordinated Debt contain certain restrictive covenants including, among others, covenants with respect to the ratio of total debt to EBITDA, operating cash flows, interest coverage, capital expenditures, and covenants which prevent the payment of dividends. On December 29, 1998, the Company executed amendments to its existing senior and subordinated credit agreements (the "Credit Facility Amendments"), including amendments to the financial covenants for total debt to EBITDA, operating cash flows, minimum interest coverage and minimum net worth. The Company entered into the Credit Facility Amendments in order to permit the Company to operate without likelihood of default in the foreseeable future.

Note D - Adoption of New Accounting Pronouncements

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". This statement, which establishes standards for reporting and disclosure of comprehensive income, is effective for annual periods beginning after December 15, 1997, although earlier adoption is permitted. Reclassification of financial information for earlier periods presented for comparative purposes is required under SFAS No. 130. As this statement only requires additional disclosure in the Company's consolidated financial statements, its adoption will not have any impact on the Company's consolidated financial position or results of operations. The Company adopted SFAS No. 130 effective October 4, 1998. There were no components of comprehensive income.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement, which establishes standards for the reporting of information about operating segments and requires the reporting of selected information about operating segments in interim financial statements, is effective for fiscal years beginning after December 15, 1997, although earlier application is permitted. Reclassification of segment information for earlier periods presented for comparative purposes is required under SFAS No. 131. The Company has not yet completed its analysis of the operating segments it will report on. The Company adopted SFAS No. 131 effective October 4, 1998.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The new standard requires that all companies record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Management is currently assessing the impact of SFAS No. 133 on the consolidated financial statements of the Company. The Company expects to adopt this accounting standard in its first quarter of its fiscal year ending in September 2000.

Note E - Income Taxes

The provision for income tax expense for the thirteen weeks ended January 2, 1999 has been computed using an estimated effective tax rate for the year ended October 2, 1999.

                   NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note F - Litigation and Contingencies

The Company has been named as a defendant in several legal proceedings which have arisen in the normal course of business. Although the amount of damages that could result from any litigation cannot be predicted, in the opinion of management, the Company's potential liability on all known claims would not have a material adverse effect on the consolidated financial position or results of operations of the Company.

On July 8, 1997, the Commonwealth of Massachusetts Department of Revenue ("DOR") notified the Company of its intent to assess the Company approximately $374,000, including interest and penalties, relating to tax audits for fiscal years ending 1992 through 1994. Tax years 1995 and 1996 remain open. The amount relates principally to the deductibility of certain expenses related to the Company's wholly-owned subsidiary, NutraMax Holdings, Inc., a Delaware corporation. The Company attended a pre-assessment conference with the DOR on March 18, 1998, at which the Company continued to vigorously defend its tax position. On December 28, 1998, the Company received a notice from the Appeal and Review Bureau of the DOR which stated the matter is being returned to the Audit division for assessment. The Company has not received any assessment from the DOR.

Note G - Commitments

Leases - The Company leases certain of its administrative, manufacturing, distribution and warehouse facilities under operating leases. The Company also leases certain equipment under operating and capital leases. The Company's annual future minimum payments with respect to operating and capital leases are approximately $1,400,000 and $104,000, respectively.

Note H - Subsequent Event

On January 13, 1999, the Company completed a private placement transaction with Cape Ann Investors, L.L.C., the Company's largest stockholder, Donald E. Lepone, the Chief Executive Officer, President and a Director of the Company, and Bernard J. Korman, the Chairman of the Board of the Company. Pursuant to the private placement, which was approved by the Company's shareholders at the annual meeting held on January 12, 1999, the Company issued and sold an aggregate of 1,441,860 shares of the Company's common stock at a price per share of $4.30, for an aggregate purchase price of $6,200,000. The purchase price of $4.30 per share represented a premium of 11% to the closing price per share on October 21, 1998, the date on which the Board of Directors of the Company agreed in principle to the terms of the private placement. The proceeds of the private placement were used to pay $4,500,000 of indebtedness outstanding under its senior credit facilities and $1,039,000 of trade payables as required by the Credit Facility Amendments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

The following discussion addresses the financial condition of the Company as of January 2, 1999 and its results of operations for the thirteen weeks then ended, compared with the respective fourteen week period of last year. This discussion should be read in conjunction with the Management's Discussion and Analysis section included in the Company's Annual Report on Form 10-K, for the year ended October 3, 1998 to which the reader is directed for additional information.

Some of the information presented in this report contains forward looking statements within the meaning of Section 27A of the Securities Section 21E of the Exchange Act. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from those set fourth in the forward-looking statements. Certain factors that might cause such a difference include the following: the timing of new products' introduced by the Company, the timing of orders received from customers, the gain or loss of significant customers, changes in the products sold, competition from brand name and other private label manufacturers, seasonal changes in the demand for the Company's products, increases in the cost of raw materials, changes in the retail market for health and beauty aids in general, expenses or delays incurred in connection with the identification and upgrade or replacement by the Company of its non-year 2000 compliance systems, including embedded technology, and the year 2000 compliance of material third parties. For additional information concerning these and other important factors which may cause the Company's actual results to differ materially from expectations and underlying assumptions, please refer to the Company's Annual Report on Form 10-K for the year ended October 3, 1998 and other reports filed with the Securities and Exchange Commission.

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship that items in the Company's Condensed Consolidated Statements of Operations bear to net sales.

                                                        Thirteen                 Fourteen
                                                       Weeks Ended             Weeks Ended
                                                    -----------------       -----------------
                                                     January 2, 1999         January 3, 1998
                                                    -----------------       -----------------
NET SALES                                                 100%                     100%
COST OF SALES                                              75                       75
                                                    -----------------       -----------------
GROSS PROFIT                                               25                       25
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES               15                       14
                                                    -----------------       -----------------
OPERATING INCOME                                           10                       11
OTHER EXPENSE                                               6                        7
                                                    -----------------       -----------------
INCOME BEFORE INCOME TAX EXPENSE                            4                        4
INCOME TAX EXPENSE                                          2                        2
                                                    -----------------       -----------------
NET INCOME                                                  2%                       2%
                                                    =================       =================


First Quarter 1998 Compared to First Quarter 1997

Net sales for first quarter ended January 2, 1999 were $33,588,000, a decrease of $875,000, or 2.5%, from first quarter 1998 net sales of $34,463,000. Although net sales for the first quarter of fiscal 1999 represented a slight decline, net sales on a thirteen week comparative basis increased approximately 6.8% after taking into account reduced sales of nearly $600,000 for product lines discontinued in fiscal 1998.

Gross profit for the first quarter of 1999 was $8,179,000 or 25% of net sales, as compared to $8,589,000 or 25% of net sales for the prior year's quarter. Gross margins are comparable to the same quarter of the prior year.

Selling, general and administrative expenses for first quarter of 1999 were $4,990,000, or 15% of net sales, as compared to $4,906,000 or 14% of net sales for the prior year's first quarter. The slight increase is primarily attributable to increased goodwill amortization associated with the first aid products business of American White Cross acquired by the Company on September 11, 1997.

Interest expense for the first quarter of 1999 was $1,960,000 as compared to $2,343,000 in the prior year's first quarter. This decrease is a result of the decrease in debt outstanding combined with a reduction in interest rates.

The effective income tax rate for the first quarter of fiscal 1999 was 38% which is 2% lower than the prior year's first quarter. The decrease is a result of the Company's implementation of certain state tax planning strategies in 1998.

Liquidity and Capital Resources

As of January 2, 1999, the Company had working capital of $28,644,000 as compared to working capital of $29,899,000 as of October 3, 1998. The decrease in working capital was primarily attributable to decreased inventories and receivables partially offset by decreases in accounts payable and current maturities of long-term debt. The decrease in inventories is primarily attributable to implementation of the Company's overall inventory reduction plans.

Net cash provided by operating activities was $4,274,000 for the thirteen weeks ended January 2, 1999, as compared to $2,190,000 used in operating activities for the fourteen week's ended January 3, 1998. This increase was primarily attributable to the reduction in inventories, decrease in receivables and increase in depreciation and amortization offset slightly by a reduction in accounts payable.

Net cash used in investing activities was $1,015,000 for the thirteen weeks ended January 2, 1999, consisting primarily of funds used for purchases of capital equipment. The Company anticipates incurring additional capital expenditures of approximately $1,300,000 for the remainder of fiscal 1999. These expenditures relate primarily to maintenance of the Company's current manufacturing capacity. These expenditures are expected to be financed through cash generated from operations.

Net cash used in financing activities was $3,632,000 for the thirteen weeks ended January 2, 1999, consisting of debt repayments of $3,010,000 and $661,000 of fees incurred in connection with the amendments to the Company's existing senior and subordinated debt agreements. See Note F to the Company's consolidated financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 1998 for further information.

The Company's Revolving Credit Facility of $25,000,000 had an outstanding balance of $21,770,000 on January 2, 1999. For the first quarter of fiscal 1999, the interest rate was 7.8% based on LIBOR plus 2.5% and a floating base rate based on the Prime Rate. The Revolving Credit Facility expires on January 1, 2002.

The Company believes that its existing working capital, anticipated funds to be generated from operations, and funds available under the Revolving Credit Facility will be sufficient to meet the Company's operating and capital needs during fiscal 1999. However, depending upon future growth of the Company's business, additional financing may be required.

Subsequent Event

On January 13, 1999, the Company completed a private placement transaction with Cape Ann Investors, L.L.C., the Company's largest stockholder, Donald E. Lepone, the Chief Executive Officer, President and a Director of the Company, and Bernard J. Korman, the Chairman of the Board of the Company. Pursuant to the private placement, which was approved by the Company's shareholders at the annual meeting held on January 12, 1999, the Company issued and sold an aggregate of 1,441,860 shares of the Company's common stock at a price per share of $4.30, for an aggregate purchase price of $6,200,000. The purchase price of $4.30 per share represented a premium of 11% to the closing price per share on October 21, 1998, the date on which the Board of Directors of the Company agreed in principle to the terms of the private placement. The proceeds of the private placement were used to pay $4,500,000 of indebtedness outstanding under its senior credit facilities and $1,039,000 of trade payables as required by the Credit Facility Amendments (see Note C).

Year 2000 Compliance

The statements in the following section include "Year 2000 Readiness Disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act.

The Company's State of Readiness - The Company has undertaken an assessment of the ability of its mission critical information and non-information systems to function properly with respect to dates in the Year 2000 and thereafter. Mission critical systems are those systems the failure of which pose a risk of disruption to the Company's ability to manufacture and ship product, collect revenue, meet safety standards and comply with legal requirements. The Company's mission critical information systems include its integrated manufacturing, accounting, order entry and distribution systems. The Company's mission critical non-information systems include the machinery and equipment used to manufacture and distribute its products, its telephone systems and its alarm and sprinkler systems. The assessment is based upon communication with software vendors, literature supplied with software, literature received in connection with maintenance contracts and test evaluations of the Company's systems. The Company has substantially completed its Year 2000 assessment with respect to its mission critical information systems and anticipates completion of its assessment with respect to its mission critical non-information systems by March 1, 1999. The Company is also currently assessing the Year 2000 risks of its material third parties as discussed below.

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

Costs to Remedy the Company's Year 2000 Issues - The Company anticipates that the total costs to remedy Year 2000 issues with respect to its information systems will be approximately $100,000, which includes approximately $20,000 in accelerated replacement costs for technology which the Company would have otherwise replaced within three years after the Year 2000. The Company is currently not able to ascertain its potential remediation costs with respect to its mission critical non-information systems.

To date the Company has incurred $65,000 in total remediation costs. Such costs are primarily related to the replacement or upgrade of components, systems and software and the payroll of employees of the Company's information technology department. The Company does not separately track the internal costs of its Year 2000 compliance program. The Company's Year 2000 remediation costs are expensed as incurred.

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

Year 2000 Risks: Contingency Plan - It is the Company's belief that the results of the assessment to date indicate that all of the Company's mission critical information systems, including its integrated manufacturing, accounting, distribution and order entry systems, are Year 2000 compliant, and that the Year 2000 issue is not likely to have a material impact on the Company's operations. However, there can be no assurances that the systems or software of third parties on which the Company relies will be timely converted or that the Company will not be adversely affected by the failure of such systems and software to be made Year 2000 compliant.

The Company believes that its most reasonably likely worst case scenario is the potential inability of material third parties to obtain Year 2000 complaint components and software or take other remediatory measures which may inhibit the Company's ability to maintain its manufacturing processes or a reliable means of invoicing customers, transporting products and collecting payments. In the event major customers experience Year 2000 complications, such customers may become unable to process orders or receive shipments. As a result, the Company could experience a backlog of inventory and lost revenue. In the event vendors, service suppliers, communication providers and banks experience Year 2000 difficulties, the Company's ability to manufacture, process and ship product maybe impeded and the Company may experience lost revenues and increased expenses. The Company is not currently able to quantify the potential loses upon the failure of material third parties to be Year 2000 compliant; however, the Company believes that any such failure could have a material adverse effect on the business, operations and financial performance of the Company.

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

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

The Company has been named as a defendant in several legal proceedings which have arisen in the normal course of business. Although the amount of damages that could result from any legal proceedings cannot be predicted, in the opinion of management, the Company's potential liability on all known claims would not have a material adverse effect on the consolidated financial position or results of operations of the Company.

On July 8, 1997, the Commonwealth of Massachusetts Department of Revenue ("DOR") notified the Company of its intent to assess the Company approximately $374,000, including interest and penalties, relating to tax audits for fiscal years ending 1992 through 1994. Tax years 1995 and 1996 remain open. The amount relates principally to the deductibility of certain expenses related to the Company's wholly owned subsidiary, NutraMax Holdings, Inc., a Delaware corporation. The Company attended a pre-assessment conference with the DOR on March 18, 1998, at which the Company continued to vigorously defend its tax position. On December 28, 1998, the Company received a notice from the Appeal and Review Bureau of the DOR which stated the matter is being returned to the Audit division for assessment. The Company has not received any assessment from the DOR.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          Exhibit 27  -Financial Data Schedule appears on page 16.

     (b)  Reports on Form 8-K.

          No reports on Form 8-K were filed in the quarter ended January 2, 1999.

                    NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES
                      Thirteen Weeks Ended January 2, 1999




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



                                          NutraMax Products, Inc.
                                      --------------------------------
                                              (Registrant)



   February 11, 1999
 ---------------------
       (Date)                          /s/ Robert F. Burns
                                      --------------------------------
                                      Robert F. Burns
                                      Vice President and
                                      Chief Financial Officer