Form 10-Q
period 1999-04-03
NUTRAMAX PRODUCTS INC /DE/
filed 1999-05-18
CIK 818467

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                       _________________________________

                                   FORM 10-Q




QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934


For the quarterly period ended: April 3, 1999    Commission File Number: 0-18671




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


As of April 29, 1999 there were 7,156,266 shares of Common Stock, par value $.001 per share, outstanding.

                    NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES

                       Thirteen Weeks Ended April 3, 1999






PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements

   Condensed Consolidated Statements of Operations -
    Thirteen and Twenty Six Weeks ended April 3, 1999 and
    Thirteen and Twenty Seven Weeks ended April 4, 1998 (Unaudited)      4

   Condensed Consolidated Balance Sheets -
    April 3, 1999 (Unaudited) and October 3, 1998                        5

   Condensed Consolidated Statements of Cash Flows -
   Twenty Six Weeks ended April 3, 1999 and
   Twenty Seven Weeks ended April 4, 1998 (Unaudited)                    6

   Notes to Condensed Consolidated Financial Statements (Unaudited)    7-10

 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations               11-14

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings                                            15

Item 2.    Changes in Securities and Use of Proceeds                    15

Item 4.    Submission of Matters to a Vote of Security Holders          16

Item 6.    Exhibits and Reports on Form 8-K                             16

Item 7A. Quantitative and qualitative disclosure about market risk      16

Signatures                                                              17

                    NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES

                       Thirteen Weeks Ended April 3, 1999






                        PART I.   FINANCIAL INFORMATION

                         Item 1.   Financial Statements

                   NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                          Thirteen Weeks    Thirteen Weeks    Twenty-Six      Twenty-Seven
                                                              Ended             Ended         Weeks Ended     Weeks Ended
                                                          --------------    --------------    -----------     ------------
                                                           April 3, 1999    April 4, 1998     April 3, 1999   April 4, 1998
                                                          --------------    -------------     -------------   -------------
                                                                         (in thousands, except per share data)
NET SALES                                                    $ 31,569         $ 30,829           $62,722        $62,765

COST OF SALES                                                  23,420           22,934            46,316         46,361
                                                             --------         --------           -------        -------

GROSS PROFIT                                                    8,149            7,895            16,406         16,404

SELLING, GENERAL & ADMINISTRATIVE EXPENSES                      5,088            4,908             9,790          9,604
                                                             --------         --------           -------        -------

OPERATING INCOME                                                3,061            2,987             6,616          6,800

OTHER INCOME (EXPENSE):
      Interest expense                                         (1,788)          (1,977)           (3,656)        (4,194)
      Interest income                                               4                5                24             10
      Other                                                        13                6                61              8
                                                             --------         --------           -------        -------

INCOME BEFORE INCOME TAX EXPENSE                                1,290            1,021             3,045          2,624

INCOME TAX EXPENSE                                                490              360             1,157            995
                                                             --------         --------           -------        -------
INCOME FROM CONTINUING OPERATIONS                                 800              661             1,888          1,629
                                                             --------         --------           -------        -------

DISCONTINUED OPERATIONS:
   Loss from operations of Optopics Division to
    be divested (net of income tax benefit)                      (243)             (37)             (528)          (195)

   Estimated loss on divestiture of Optopics Division
    including a provision of $1,166 for operating losses
    during the phase-out period (net of tax benefit
    of $3,311)                                                 (5,401)               -            (5,401)             -
                                                             --------         --------           -------        -------
                                                               (5,644)             (37)           (5,929)          (195)
                                                             --------         --------           -------        -------
NET INCOME/(LOSS)                                            $ (4,844)         $   624            (4,041)       $ 1,434

BASIC EARNINGS PER SHARE:
  EPS from Continuing Operations                             $   0.11         $   0.12           $  0.30        $  0.29
                                                             ========         =======            =======        =======
  Loss per Share from Discontinued Operations                $  (0.79)        $  (0.01)          $ (0.93)       $ (0.03)
                                                             ========         =======            =======        =======
  Total Basic Earnings (Loss) per Share                      $  (0.68)        $   0.11           $ (0.63)       $  0.25
                                                             ========         =======            =======        =======

DILUTED EARNINGS PER SHARE:
  EPS from Continuing Operations                             $   0.11         $   0.11            $ 0.29        $  0.28
                                                             ========         =======            =======        =======
  Loss per Share from Discontinued Operations                $  (0.79)        $  (0.01)          $ (0.93)       $ (0.03)
                                                             ========         =======            =======        =======
  Total Diluted Earnings (Loss) per Share                    $  (0.68)        $   0.11           $ (0.63)       $  0.25
                                                             ========         =======            =======        =======
Weighted average shares outstanding                             7,120            5,648             6,396          5,634
  Effect of dilutive securities:
    Stock options                                                                   87                 -             81
    Warrants                                                       37               82                37             78
                                                             --------         --------           -------        -------
   Adjusted weighted average shares                             7,157            5,817             6,433          5,793
                                                             ========         =======            =======        =======

           See notes to condensed consolidated financial statements.

                    NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                   April 3,     October 3,
                                                     1999          1998
                                                   --------      --------
                                                  (Unaudited)    (See Note)
                        ASSETS
CURRENT ASSETS:
         Cash                                      $    553      $    821
         Accounts receivable, net                    16,146        17,275
         Inventories                                 28,573        30,788
         Deferred income taxes                        1,263         1,263
         Escrow receivable                             --             200
         Refundable income taxes                      1,700         2,800
         Prepaid expenses and other                   4,108         2,992
         Assets to be divested                        5,134         6,040
                                                   --------      --------

                    TOTAL CURRENT ASSETS             57,477        62,179

PROPERTY, PLANT AND EQUIPMENT, net                   40,757        41,770
ASSETS TO BE DIVESTED                                 7,798         8,014
RESTRICTED CASH                                         899           413
GOODWILL, net                                        21,030        21,462
OTHER ASSETS                                          5,186         4,913
                                                   --------      --------
                                                   $133,147      $138,751
                                                   ========      ========

          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
         Accounts payable                          $  9,249      $ 13,758
         Accrued payroll and related taxes            1,185         1,256
         Accrued Interest                               758           656
         Accrued expenses - other                     1,424         1,690
         Current maturities of long-term debt         8,236        14,920
         Reserve for discontinued operations          5,279          --
                                                   --------      --------

                  TOTAL CURRENT LIABILITIES          26,131        32,280

Long-Term Debt, less current maturities              80,059        81,625
Deferred Income Taxes and Other Liabilities           3,652         3,652

STOCKHOLDERS' EQUITY                                 23,305        21,194
                                                   --------      --------
                                                   $133,147      $138,751
                                                   ========      ========


Note: The balance sheet at October 3, 1998 has been condensed from the audited financial statements at that date.



            See notes to condensed consolidated financial statements.

                   NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (in thousands)

                                                                                                                 Twenty-Seven
                                                                                       Twenty-Six Weeks        Weeks Ended April
                                                                                     Ended April 3, 1999            4, 1998
                                                                                    ---------------------     --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income from continuing operations                                                     1,888                   1,629
     Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
           Non cash items primarily depreciation and amortization                              3,548                   3,222
           Increase (decrease), net of effect of acquisitions:
               Accounts receivable                                                             1,129                   3,724
               Inventories                                                                     2,215                  (5,900)
               Refundable income taxes                                                           300
               Accounts payable                                                               (4,509)                   (772)
               Pre-paid, accrued expenses and other                                             (551)                    102
                                                                                         -----------            ------------
         Net cash provided by continuing operations                                            4,020                   2,005

CASH FLOWS FROM DISCONTINUED OPERATIONS:
     Loss from discontinued operations                                                        (5,929)                   (195)
     Changes in operating assets and liabilities                                               6,401                  (1,034)
                                                                                         -----------            ------------
         Net Cash provided by (used in) discontinued operations                                  472                  (1,229)
                                                                                         -----------            ------------
Net cash provided by operating activities                                                      4,492                     776

CASH FLOWS FROM INVESTING ACTIVITIES:
     Escrow cash received                                                                        200                    (550)
     Restricted Cash                                                                            (486)                   (471)
     Purchases of property, plant and equipment                                               (1,302)                 (4,908)
     Deferred packaging costs                                                                   (320)                   (625)
     Other                                                                                         -                    (652)
                                                                                         -----------            ------------
Net cash used in investing activities                                                         (1,908)                 (7,206)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings under Revolving Credit Facility and
         other Long Term Debt                                                                      -                   7,545
     Stock issued in private placement - net                                                   6,113                       -
     Stock Repurchase                                                                              -                    (126)
     Proceeds from exercise of stock options                                                       -                     583
     Debt Repayments                                                                          (8,421)                 (1,471)
     Deferred Financing Costs                                                                   (661)                   (181)
     Other                                                                                       117                      81
                                                                                         -----------            ------------
Net cash provided by (used in) financing activities                                           (2,852)                  6,431
                                                                                         -----------            ------------

NET INCREASE (DECREASE) IN CASH                                                              $  (268)                $     1

CASH:
     Beginning of period                                                                     $   821                 $   227
                                                                                         -----------            ------------
     End of period                                                                           $   553                 $   228
                                                                                         -----------            ------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Income taxes paid                                                                       $   376                 $    99
                                                                                         -----------            ------------
     Interest paid                                                                           $ 3,619                 $ 5,029
                                                                                         -----------            ------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING & INVESTING ACTIVITIES:
     Stock issued for 401k and profit sharing contributions                                  $    39                 $     -
                                                                                         -----------            ------------
     Equipment financed with capital lease obligations                                       $    93                 $     -
                                                                                         -----------            ------------

           See notes to condensed consolidated financial statements.

                    NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note A -  Basis of Presentation

The condensed consolidated balance sheet of NutraMax Products, Inc. and Subsidiaries (the "Company") as of April 3, 1999, the condensed consolidated statements of operations for the thirteen and twenty-six weeks ended April 3, 1999 and the thirteen and twenty-seven weeks ended April 4, 1998, and the condensed consolidated statements of cash flows for the twenty-six weeks ended April 3, 1999 and the twenty-seven weeks ended April 4, 1998 have been prepared by the Company without audit. In the opinion of the Company, all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at April 3, 1999, and for all periods presented, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's October 3, 1998 Annual Report on Form 10-K. The results of operations for the period ended April 3, 1999 are not necessarily indicative of the operating results for the full year.

Note B - Inventory


Inventories are stated at the lower of cost (first-in, first-out method) or market.

                                               April 3, 1999         October 3, 1998
                                            -------------------      ---------------
Raw materialsn                                 $12,857,000            $13,530,000
Finished goods                                  12,623,000             14,415,000
Work-in-process                                    961,000                823,000
Machine parts and factory supplies               2,132,000              2,020,000
                                               -----------            -----------
                                               $28,573,000            $30,788,000
                                               ===========            ===========

                    NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note C - Debt


The Company's Revolving Credit Facility of $25,000,000 had an outstanding balance of $19,345,000 on April 3, 1999. For the second quarter of fiscal 1999, the average interest rate on amounts outstanding under the Revolving Credit Facility was 7.9% based on LIBOR plus 2.5% and a floating base rate based on the Prime Rate. The Revolving Credit Facility expires on January 1, 2002.

A summary of Debt outstanding as of April 3, 1999 is as follows:


Revolving Credit Facility                              $19,345,000
Term Loans                                              50,098,000
Subordinated Debt                                        9,293,000
Industrial Development Bonds                             6,100,000
MEDIQ Note                                                 302,000
Mortgages                                                2,725,000
Capital Lease Obligation                                   432,000
                                                       -----------
                                                       $88,295,000
Less:  Current maturities of long-term debt              8,236,000
                                                       -----------
Long Term Debt                                         $80,059,000
                                                       ===========


The agreements evidencing the Senior Debt and the Senior Subordinated Debt contain certain restrictive covenants including, among others, covenants with respect to the ratio of total debt to EBITDA, operating cash flows, interest coverage, capital expenditures, and covenants which prevent the payment of dividends. On December 29, 1998, the Company executed amendments to its existing senior and subordinated credit agreements (the "Credit Facility Amendments"), including amendments to the financial covenants for total debt to EBITDA, operating cash flows, minimum interest coverage and minimum net worth. The Company entered into the Credit Facility Amendments in order to permit the Company to operate without likelihood of default in the foreseeable future. Due to the financial impact of the discontinued operation, the Company was in default of its minimum net worth covenant as of April 3, 1999. The Company's Senior Lender has orally agreed to waive and amend the minimum net worth covenant in order to permit the Company to operate without likelihood of default in the foreseeable future.

Note D - Comprehensive Income

The Company adopted SFAS No. 130 effective October 4, 1998. There are no components of comprehensive income for the periods presented.

Note E - Adoption of New Accounting Pronouncements

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement, which establishes standards for the reporting of information about operating segments and requires the reporting of selected information about operating segments in interim financial statements, is effective for fiscal years beginning after December 15, 1997, although earlier application is permitted. Reclassification of segment information for earlier periods presented for comparative purposes is required under SFAS No. 131. The Company is currently assessing the reporting impact of this statement. The Company adopted SFAS No. 131 effective October 4, 1998.

                    NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The new standard requires that all companies record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Management is currently assessing the impact of SFAS No. 133 on the consolidated financial statements of the Company. The Company expects to adopt this accounting standard in its second quarter of its fiscal year ending in September 2000.

Note F - Income Taxes

The provision for income tax expense for the twenty-six weeks ended April 3, 1999 has been computed using an estimated effective tax rate for the year ended October 2, 1999.

Note G - Litigation and Contingencies

The Company has been named as a defendant in several legal proceedings which have arisen in the normal course of business. Although the amount of damages that could result from any litigation cannot be predicted, in the opinion of management, the Company's potential liability on all known claims would not have a material adverse effect on the consolidated financial position, cash flows or results of operations of the Company.

On February 9, 1999, the Commonwealth of Massachusetts Department of Revenue ("DOR") assessed the Company $392,000, including interest and penalties, relating to tax audits for fiscal years ending 1992 through 1994. Tax years 1995 and 1996 remain open. The amount relates principally to the deductibility of certain expenses related to the Company's wholly-owned subsidiary, NutraMax Holdings, Inc., a Delaware corporation. The Company has paid the assessment, interest and penalties and is awaiting a decision on a similar case currently being heard in the Massachusetts court system. In the event of a favorable outcome in this similar case, the Company will seek an appeal of its assessment.

Note H - Commitments

Leases - The Company leases certain of its administrative, manufacturing, distribution and warehouse facilities under operating leases. The Company also leases certain equipment under operating and capital leases. The Company's annual future minimum payments with respect to operating and capital leases are approximately $1,400,000 and $127,000, respectively.

Note I - Private Placement

On January 13, 1999, the Company completed a private placement transaction under
Section 4(2) of the Securities Act with Cape Ann Investors, L.L.C., the Company's largest stockholder, Donald E. Lepone, the Chief Executive Officer, President and a Director of the Company, and Bernard J. Korman, the Chairman of the Board of the Company. Pursuant to the private placement, which was approved by the Company's shareholders at the annual meeting held on January 12, 1999, the Company issued and sold an aggregate of 1,441,860 shares of the Company's common stock at a price per share of $4.30, for an aggregate purchase price of $6,200,000. The purchase price of $4.30 per share represented a premium of 11% to the closing price per share on October 21, 1998, the date on which the Board of Directors of the Company agreed in principle to the terms of the private placement. The proceeds of the private placement were used to pay $4,500,000 of indebtedness outstanding under its senior credit facilities and $1,039,000 of trade payables as required by the Credit Facility Amendments. The remainder of the proceeds were used to pay amendment fees associated with Senior Debt and the Senior Subordinated Debt.

                    NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note J - Discontinued Operations

On February 23, 1999(the "Measurement Date"), the Company formalized its decision to divest Optopics Laboratories Corporation, its Opthalmics division located in Fairton, New Jersey. The Opthalmics division is a FDA compliant manufacturing facility, with a fully validated sterile products filling line capable of producing more than 20 million units of small volume bottles The Company has retained the services of Prospection International for purposes of selling this manufacturing division. Management intends to sell the Optopics division by the end of September 1999, however, there can be no assurance that such a sale will occur within the intended time period. The Optopics Division represented a separate line of business and, accordingly, its net operating results have been reported, net of applicable income taxes, as discontinued operations for all periods up through the Measurement Date. The book value of assets to be sold is approximately $13,000,000 as of April 3, 1999 and consist primarily of Property, Plant & Equipment, Intangible assets and Inventory. Net sales and cost of sales of the discontinued operation, from the Measurement Date to the balance sheet date was approximately $720,000 and $798,000, respectively. Selling, general and administrative expenses of the discontinued operation approximated $90,000 and interest expense was $28,000. The operating loss before income tax benefit of the discontinued operation was $196,000 and the net operating loss was $122,000.

Note K - Subsequent Event

Due to the financial impact of the discontinued operation, the Company was in default of its minimum net worth covenant as of April 3, 1999. The Company's Senior Lender has orally agreed to waive and amend the minimum net worth covenant in order to permit the Company to operate without likelihood of default in the foreseeable future.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

The following discussion addresses the financial condition of the Company as of April 3, 1999 and its results of operations for the thirteen weeks then ended, compared with the respective fourteen week period of last year. As more fully described in Note J to the Consolidated Financial Statements, the Company formalized its plan to dispose of its Optopics Division. This discussion reflects the fact that in accordance with generally accepted accounting principles, the Company is reporting the results of operations from the Optopics Division as discontinued operations and that the Company's Consolidated Financial Statements for the periods presented, including prior periods, have been revised to reflect this accounting treatment of the Optopics Division in those periods. The following discussion should be read in conjunction with the Management's Discussion and Analysis section included in the Company's Annual Report on Form 10-K, for the year ended October 3, 1998 to which the reader is directed for additional information.

Some of the information presented in this report contains forward looking statements within the meaning of Section 27A of the Securities Section 21E of the Exchange Act. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from those set fourth in the forward-looking statements. Certain factors that might cause such a difference include the following: the timing of new products introduced by the Company, the timing of orders received from customers, the gain or loss of significant customers, changes in the products sold, competition from brand name and other private label manufacturers, seasonal changes in the demand for the Company's products, increases in the cost of raw materials, changes in the retail market for health and beauty aids in general, expenses or delays incurred in connection with the identification and upgrade or replacement by the Company of its non-year 2000 compliant systems, including embedded technology, the year 2000 compliance of material third parties and the ability of the Company to divest the Optopic division on satisfactory terms within the intended time period. For additional information concerning these and other important factors which may cause the Company's actual results to differ materially from expectations and underlying assumptions, please refer to the Company's Annual Report on Form 10-K for the year ended October 3, 1998 and other reports filed with the Securities and Exchange Commission.

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship that items in the Company's Condensed Consolidated Statements of Operations bear to net sales.

                                                           Thirteen Weeks   Thirteen Weeks    Twenty-Six    Twenty-Seven
                                                               Ended            Ended         Weeks Ended    Weeks Ended
                                                            -------------   --------------    -----------   ------------
                                                            April 3, 1999   April 4, 1998    April 3, 1999  April 4, 1998
                                                            -------------   --------------    -----------   ------------
NET SALES                                                        100%             100%             100%          100%
COST OF SALES                                                     74               74               74            74
                                                            -------------   --------------    -----------   ------------
GROSS PROFIT                                                      26               26               26            26
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                      16               16               16            15
                                                            -------------   --------------    -----------   ------------
OPERATING INCOME                                                  10               10               10            11
OTHER EXPENSE                                                      6                7                5             7
                                                            -------------   --------------    -----------   ------------
INCOME BEFORE INCOME TAX EXPENSE                                   4                3                5             4
INCOME TAX EXPENSE                                                 1                1                2             1
                                                            -------------   --------------    -----------   ------------
NET INCOME                                                         3%               2%               3%            3%
                                                            =============   ==============    ===========   ============


Second Quarter 1999 Compared to Second Quarter 1998

Net sales for the second quarter ended April 3, 1999 were $31,569,000, an increase of $740,000, or 2%, from second quarter 1998 net sales of $30,829,000. Although sales were consistent quarter over quarter, the Company experienced a 19% increase in Cough/Cold product sales which off-set slight sales declines in most other product categories.

Gross profit for the second quarter of 1999 was $8,149,000 or 26% of net sales, as compared to $7,895,000 or 26% of net sales for the prior year's quarter. Gross margins are comparable to the same quarter of the prior year.

Selling, general and administrative expenses for second quarter of 1999 were $5,088,000, or 16% of net sales, as compared to $4,908,000 or 16% of net sales for the prior year's second quarter. Selling, general and administrative expenses are comparable to the same quarter of the prior year.

Interest expense for the second quarter of 1999 was $1,788,000 as compared to $1,977,000 in the prior year's second quarter. This decrease is a result of the decrease in debt outstanding combined with a reduction in interest rates.

The effective income tax rate for the second quarter of fiscal 1999 was 38% which is 3% higher than the prior year's second quarter. The increase is a result of the Company's implementation of certain state tax planning strategies in 1998 which required an adjustment in the second quarter of fiscal 1998 in order to reduce the cumulative effective tax rate to 38%. The effective tax rate of 38% recorded in the second quarter of 1999 is consistent with the estimated annual effective tax rate for 1999.

The estimated loss from the discontinued operation was $5,644,000 for the second quarter of 1999, which includes an operating loss of $243,000 from the discontinued operation prior to the Measurement Date. The loss from the discontinued operation was $37,000 for the second quarter of 1998.

Twenty-Six Weeks ended April 3, 1999 Compared to Twenty-Seven Weeks Ended April 4, 1998

Net Sales for the twenty-six weeks ended April 3, 1999 were $62,722,000, a decrease of $43,000, or 0.1% from the twenty-seven week period ended April 4, 1998 sales of $62,765,000. Although net sales for the twenty-six week period are consistent with the similar period in 1998, net sales are up approximately 4% on a twenty-six week comparative basis. The increase is primarily attributable to strong sales in cough/cold products off-set by slight declines in most other product categories.

Gross profit for the twenty-six week period in 1999 was $16,406,000 or 26% of net sales, compared to $16,404,000 or 26% of net sales for the twenty-seven week period last year. Gross margins are comparable to the same period of the prior year.

Selling, general and administrative expenses for the twenty-six week period in 1999 was $9,790,000 or 16% of net sales, compared to $9,604,000 or 15% of net sales for the twenty-seven week period last year. Selling, general and administrative expenses are consistent with the same period of the prior year.

Interest expense for the twenty-six week period in 1999 was $3,656,000 or 6% of net sales, compared to $4,194,000 or 7% of net sales for the twenty-seven week period last year. This decrease is a result of the decrease in debt outstanding combined with a reduction in interest rates.

The effective income tax rate for the quarter was 38% which is consistent with the comparable prior year period.

The estimated loss from the discontinued operation was $5,929,000 for the twenty-six weeks ended April 3, 1999, which includes an operating loss of $528,000 from the discontinued operation prior to the Measurement Date. The loss from the discontinued operation was $195,000 for the twenty-seven weeks ended April 4, 1998.

Liquidity and Capital Resources

As of April 3, 1999, the Company had working capital of $31,346,000 as compared to working capital of $29,899,000 as of October 3, 1998. The increase in working capital was primarily attributable to decreased accounts payable and a decrease in the current portion of long-term debt as well as an increase in pre-paid and other current assets.

Net cash provided by operating activities was $4,492,000 for the twenty-six weeks ended April 3, 1999, as compared to $776,000 provided by operating activities for the twenty-seven weeks ended April 4, 1998. This increase was primarily attributable to a reduction in inventory offset slightly by a reduction in accounts payable.

Net cash used in investing activities was $1,908,000 for the thirteen weeks ended April 3, 1999, consisting primarily of funds used for purchases of capital equipment. The Company anticipates incurring additional capital expenditures of less than $1,000,000 for the remainder of fiscal 1999. These expenditures relate primarily to maintenance of the Company's current manufacturing capacity. These expenditures are expected to be financed through cash generated from operations.

Net cash used in financing activities was $2,852,000 for the thirteen weeks ended April 3, 1999, consisting of debt repayments of $8,421,000 and $661,000 of fees incurred in connection with the amendments to the Company's existing senior and subordinated debt agreements off-set by net proceeds of $6,113,000 received in connection with the stock issued in the private placement transaction discussed below.

On January 13, 1999, the Company completed a private placement transaction under
Section 4(2) of the Securities Act with Cape Ann Investors, L.L.C., the Company's largest stockholder, Donald E. Lepone, the Chief Executive Officer, President and a Director of the Company, and Bernard J. Korman, the Chairman of the Board of the Company. Pursuant to the private placement, which was approved by the Company's shareholders at the annual meeting held on January 12, 1999, the Company issued and sold an aggregate of 1,441,860 shares of the Company's common stock at a price per share of $4.30, for an aggregate purchase price of $6,200,000. The purchase price of $4.30 per share represented a premium of 11% to the closing price per share on October 21, 1998, the date on which the Board of Directors of the Company agreed in principle to the terms of the private placement. The proceeds of the private placement were used to pay $4,500,000 of indebtedness outstanding under its senior credit facilities and $1,039,000 of trade payables as required by the Credit Facility Amendments. The remainder of the proceeds were used to pay amendment fees associated with Senior Debt and the Senior Subordinated Debt.

The Company's Revolving Credit Facility of $25,000,000 had an outstanding balance of $19,345,000 on April 3, 1999. For the second quarter of fiscal 1999, the average interest rate for amounts outstanding under the Revolving Credit Facility was 7.9% based on LIBOR plus 2.5% and a floating base rate based on the Prime Rate. The Revolving Credit Facility expires on January 1, 2002.

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

The Company's State of Readiness - The Company has undertaken an assessment of the ability of its mission critical information and non-information systems to function properly with respect to dates in the Year 2000 and thereafter. Mission critical systems are those systems the failure of which pose a risk of disruption to the Company's ability to manufacture and ship product, collect revenue, meet safety standards and comply with legal requirements. The Company's mission critical information systems include its integrated manufacturing, accounting, order entry and distribution systems. The Company's mission critical non-information systems include the machinery and equipment used to manufacture and distribute its products, its telephone systems and its alarm and sprinkler systems. The assessment is based upon communications with software vendors, literature supplied with software, literature received in connection with maintenance contracts and test evaluations of the Company's systems. The Company has substantially completed its Year 2000 assessment with respect to both its mission critical information systems and its mission critical non-information systems. The Company has also substantially completed an assessment of the Year 2000 risks of its material third parties as discussed below.

The Company identified potential problems in its electronic data interface order entry system. The Company has replaced this software system and has completed testing of the new system both individually and on an integrated basis in order to ensure the remediation of all Year 2000 risks. In all other mission critical information and non-information systems, the Company believes that Year 2000 compliance has been achieved with the existing systems, replacement components or upgrades of software or embedded technology.

Costs to Remedy the Company's Year 2000 Issues - The Company anticipates that all future remediation costs will be negligible.

To date, the Company has incurred $175,000 in total Year 2000 remediation costs. The costs incurred to date are primarily related to the replacement or upgrade of components, systems and software and the payroll of employees of the Company's information technology department. The Company does not separately track the internal costs of its Year 2000 compliance program. The Company's Year 2000 remediation costs are expensed as incurred.

Year 2000 Risks of Material Third Parties - The Company has substantially completed the assessment of the Year 2000 risks of third parties with whom the Company has a material relationship. These material third parties include vendors, major customers, service suppliers, communications providers and banks. The Company circulated Year 2000 questionnaires to each of these parties in order to verify their Year 2000 readiness. In addition, the Company has tested the interaction of the Company's systems with such third parties' systems where appropriate. Based upon the foregoing, the Company does not anticipate any material Year 2000 complications with respect to its material third parties.

Year 2000 Risks: Contingency Plan - It is the Company's belief that the results of the assessment to date indicate that all of the Company's mission critical information and non-information systems, including its integrated manufacturing, accounting, distribution and order entry systems, are Year 2000 compliant, and that the Year 2000 issue is not likely to have a material impact on the Company's operations. However, there can be no assurances that such systems, or that the systems or software of third parties on which the Company relies, will be compliant or that the Company will not be adversely affected by the failure of such systems and software to be made Year 2000 compliant.

The Company believes that its most reasonable likely worst case scenario is the potential loss of electricity or water to one or more of the Company's manufacturing locations which would inhibit the Company's ability to produce product and fill orders. In the event major customers experience Year 2000 complications, such customers may become unable to process orders or receive shipments. As a result, the Company could experience a backlog of inventory and lost revenue. In the event vendors, service suppliers, communication providers and banks experience Year 2000 difficulties, the Company's ability to manufacture, process and ship product maybe impeded and the Company may experience lost revenues and increased expenses. The Company is not currently able to quantify the potential losses upon the occurrence of any of the foregoing; however, the Company believes that any such occurrence could have a material adverse effect on the business, operations and financial performance of the Company.

The Company has developed a contingency plan in the event of certain 2000 complications. Currently, the Company's contingency plan includes a plan to address isolated utility outages at certain of the Company's facilities. For example, in the event of a power and water disruption at one or more of the Company's facilities, the Company will focus its resources towards manufacturing locations without utility problems until utilities are restored at the affected locations. If the power is disrupted at the corporate location, the Company will relocate the Corporate Information System to another manufacturing location within one week of a power outage. As part of its contingency plan, the Company will purchase and connect a portable power generator which will provide an uninterrupted communications link to all Company locations and which will support the Company's information systems. In addition, the contingency plan contemplates the manual performance of certain tasks which would otherwise be automated. The plan also includes maintaining a safety stock of major customer inventories ranging from 2 - 8 weeks supply prior to the year 2000 which will allow the Company to service these customer accounts in the event manufacturing issues arise.

The company is currently unable to ascertain the additional costs it will incur if it is required to implement its contingency plan. There can be no assurance that the Company's contingency plan will successfully avoid disruption of the Company's business and operations or that such disruption would not have a material adverse effect on the financial performance of the Company.


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

The Company has been named as a defendant in several legal proceedings which have arisen in the normal course of business. Although the amount of damages that could result from any legal proceedings cannot be predicted, in the opinion of management, the Company's potential liability on all known claims would not have a material adverse effect on the consolidated financial position, cash flows or results of operations of the Company.

On February 9, 1999, the Commonwealth of Massachusetts Department of Revenue ("DOR") assessed the Company $392,000, including interest and penalties, relating to tax audits for fiscal years ending 1992 through 1994. Tax years 1995 and 1996 remain open. The amount relates principally to the deductibility of certain expenses related to the Company's wholly-owned subsidiary, NutraMax Holdings, Inc., a Delaware corporation. The Company has paid the assessment, interest and penalties and is awaiting a decision on a similar case currently being heard in the Massachusetts court system. In the event of a favorable outcome in this similar case, the Company will seek an appeal of this assessment.


Item 2.   Changes in Securities and Use of Proceeds

On January 13, 1999, the Company completed a private placement transaction under
Section 4(2) of the Securities Act with Cape Ann Investors, L.L.C., the Company's largest stockholder, Donald E. Lepone, the Chief Executive Officer, President and a Director of the Company, and Bernard J. Korman, the Chairman of the Board of the Company. Pursuant to the private placement, which was approved by the Company's shareholders at the annual meeting held on January 12, 1999, the Company issued and sold an aggregate of 1,441,860 shares of the Company's common stock at a price per share of $4.30, for an aggregate purchase price of $6,200,000. The purchase price of $4.30 per share represented a premium of 11% to the closing price per share on October 21, 1998, the date on which the Board of Directors of the Company agreed in principle to the terms of the private placement. The proceeds of the private placement were used to pay $4,500,000 of indebtedness outstanding under its senior credit facilities and $1,039,000 of trade payables as required by the Credit Facility Amendments. The remainder of the proceeds were used to pay amendment fees associated with Senior Debt and the Senior Subordinated Debt.


Item 4.   Submission of Matters to a Vote of Security Holders

On January 12, 1999, the Company held its annual meeting of stockholders at which the following proposals were approved;

   1) the re-election of each of the existing members of the Board of Directors of the Company; and

   2) the approval of the issuance of up to an aggregate of 1,441,860 shares of the Company's common stock to certain existing stockholders of the Company in a private placement transaction.


Item 6.   Exhibits and Reports on Form 8-K


    (a)  Exhibits:

         Exhibit 27  -Financial Data Schedule appears on page 17.

    (b)  Reports on Form 8-K.

         The Company filed a report on Form 8-K on January 25, 1999 with respect to a private placement transaction consummated on January 13, 1999.


Item 7A.  Quantitative and qualitative disclosure about market risk

The Company is exposed to interest rate risk primarily through its borrowing activities. The Company's policy has been to utilize United States dollar denominated borrowings to fund its working capital and investment needs. Short term debt, if required, is used to meet working capital requirements and long term debt is generally used to finance long term investments. There is inherent roll-over risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements. At April 3, 1999, the Company had total long term debt outstanding of $88,295,000 of which $8,236,000 is current. The majority of the Company's outstanding debt instruments have a variable interest rate or a variable interest rate component. Using a yield to maturity analysis and assuming a 10% upward fluctuation in the interest rate on this debt, interest rate variability on this debt could have a material adverse effect on the Company's financial results.

Currently, the Company does not enter into financial instruments transactions for trading or other speculative purposes or to manage interest rate exposure.

                    NUTRAMAX PRODUCTS, INC. AND SUBSIDIARIES

                       Thirteen Weeks Ended April 3, 1999




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



                                          NutraMax Products, Inc.
                                      --------------------------------
                                              (Registrant)



   May 18, 1999
 ----------------
    (Date)                          /s/ Robert F. Burns
                                    ------------------------------------
                                    Robert F. Burns
                                    Vice President and
                                    Chief Financial Officer